Form 10-Q
period 1996-06-30
CAMBRIDGE NEUROSCIENCE INC
filed 1996-08-13
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended: JUNE 30, 1996            Commission File No. 0-19193


                          CAMBRIDGE NEUROSCIENCE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   13-3319074
     -------------------------------              --------------------------
     (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
     incorporation or organization)


                        ONE KENDALL SQUARE, BUILDING 700
                               CAMBRIDGE, MA 02139
                               -------------------
           (Address of principal executive offices including zip code)


                                  617-225-0600
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X         No
                                       ---

At July 31, 1996, 13,571,327 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                      INDEX
                                      -----

                                                                                 PAGE
PART I - FINANCIAL INFORMATION                                                  NUMBER
- ------------------------------                                                  ------

ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        at June 30, 1996 and December 31, 1995                                    3

     Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 1996 and 1995                       4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1996 and 1995                           6

     Notes to Condensed Consolidated Financial Statements                       7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          8 - 11


PART II - OTHER INFORMATION
- ---------------------------

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                        12

SIGNATURES                                                                       13

                          CAMBRIDGE NEUROSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                        1996            1995
                                                    ------------    ------------
                     ASSETS                         (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                       $ 18,613,906    $ 21,937,450
    Prepaid expenses and other current assets            668,039         506,721
                                                    ------------    ------------
TOTAL CURRENT ASSETS                                  19,281,945      22,444,171

EQUIPMENT, FURNITURE AND FIXTURES, NET                 1,479,544       1,876,473
                                                    ------------    ------------
                                                    $ 20,761,489    $ 24,320,644
                                                    ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and accrued expenses           $  2,586,422    $  3,797,308
    Deferred Revenue                                   3,795,769         995,205
                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                              6,382,191       4,792,513

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01, 10,000,000
      shares authorized; none issued                           -               -
    Common stock, par value $.001, 30,000,000
      shares authorized; 13,564,494 shares issued
      and outstanding at June 30, 1996;
      13,539,214 at December 31, 1995                     13,564          13,539
    Additional paid-in capital                        96,340,238      96,169,488
    Accumulated deficit                              (81,974,504)    (76,654,896)
                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                            14,379,298      19,528,131
                                                    ------------    ------------
                                                    $ 20,761,489    $ 24,320,644
                                                    ============    ============







    The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                      1996           1995
                                                   -----------    -----------

Revenues
     Research and development, net                 $   675,753    $ 1,023,000
                                                   -----------    -----------
                                                       675,753      1,023,000

Operating expenses
     Research and development                        3,289,729      3,744,322
     General and administrative                        591,653        563,902
                                                   -----------    -----------
                                                     3,881,382      4,308,224
                                                   -----------    -----------
Loss from operations                                (3,205,629)    (3,285,224)

Interest income                                        256,962        225,082
                                                   -----------    -----------

Net loss                                           $(2,948,667)   $(3,060,142)
                                                   ===========    ===========

Net loss per common share                          $     (0.22)   $     (0.25)
                                                   ===========    ===========

Number of shares outstanding for purposes of
 computing net loss per share                       13,561,847     12,040,151
                                                   ===========    ===========





    The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                      1996           1995
                                                   -----------    -----------

Revenues
     Research and development, net                 $ 1,746,301    $ 5,689,667
     Government grants                                       -         63,400
                                                   -----------    -----------
                                                     1,746,301      5,753,067

Operating expenses
     Research and development                        6,365,976      6,735,418
     General and administrative                      1,239,847      1,106,468
                                                   -----------    -----------
                                                     7,605,823      7,841,886
                                                   -----------    -----------
Loss from operations                                (5,859,522)    (2,088,819)

Interest income                                        539,914        296,561
                                                   -----------    -----------

Net loss                                           $(5,319,608)   $(1,792,258)
                                                   ===========    ===========

Net loss per common share                          $     (0.39)   $     (0.16)
                                                   ===========    ===========

Number of shares outstanding for purposes of
 computing net loss per share                       13,553,762     11,480,437
                                                   ===========    ===========




    The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------

OPERATING ACTIVITIES
     Net loss                                       $(5,319,608)   $(1,792,258)
     Expenses not requiring cash:
      Depreciation and amortization                     522,000        596,800
      Common stock issued pursuant to an
       employee benefit plan                             76,475         67,908
                                                    -----------    -----------
                                                     (4,721,133)    (1,127,550)

     Changes in current assets and liabilities:
      Prepaid expenses and other current assets        (161,318)      (447,929)
      Accounts payable and accrued expenses          (1,210,886)       215,495
      Deferred revenue                                2,800,564        942,150
                                                    -----------    -----------
                                                      1,428,360        709,716
                                                    -----------    -----------
      Cash used for operating activities             (3,292,773)      (417,834)

INVESTING ACTIVITIES
     Purchase of equipment, furniture and
      fixtures, net of disposals                       (125,071)       (66,367)
                                                    -----------    -----------
      Cash used for investing activities               (125,071)       (66,367)

FINANCING ACTIVITIES
     Sales of common stock, net of offering
      costs and repurchases                              94,300      9,359,048
                                                    -----------    -----------
      Cash provided by financing activities              94,300      9,359,048
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (3,323,544)     8,874,847

Cash and cash equivalents at beginning of  period    21,937,450      6,268,757
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $18,613,906    $15,143,604
                                                    ===========    ===========




    The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited condensed consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

       The financial statements presented as of December 31, 1995 are derived from the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

       Cambridge NeuroScience, Inc. (the "Company") is engaged in the development of proprietary pharmaceuticals to prevent, reduce or reverse damage caused by severe disorders of the nervous system.

2.     LOSS PER COMMON SHARE
       ---------------------

       Net loss per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

3.     RESEARCH AND DEVELOPMENT REVENUE, NET
       -------------------------------------

       Research and development revenue represents reimbursement of the excess of the Company's expenditures over its obligations pursuant to the collaboration agreement with Boehringer Ingelheim ("BI"). The Company accounts for research and development revenue using the percentage of completion method, based on the relationship between estimated costs incurred to date compared with total estimated costs for the year. Total estimated costs for the year are reviewed quarterly and revenue earned in the current period is adjusted for the impact of revisions to the estimated reimbursable costs. Therefore, revenue earned may fluctuate on a quarterly basis. Payments received in advance of research and development performed are designated as deferred revenue.

4.     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
       -----------------------------------------

       The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED
         ----------------------------------------------------

         The Company has elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and will continue to follow APB 25 and related interpretations in accounting for its employee stock plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

       Research and development revenue, arising from the Company's collaboration with BI was $676,000 for the second quarter of 1996, compared to $1 million in the same period in 1995. The agreement generally provides that BI will fund at least 75% of the development costs incurred by both parties. Revenue recognized represents reimbursement of the excess of the Company's expenditures over its obligation under the agreement (see Note 3 to the Condensed Consolidated Financial Statements). The decrease in revenue in the second quarter of 1996 compared to 1995 reflects a change in the relative spending of the parties to the collaboration agreement and may fluctuate on a quarterly basis.

       Total operating expenses for the three month period ended June 30, 1996 were $3.9 million, compared to $4.3 million in the same period in 1995. Research and development expenses decreased by $455,000, or 12%, to $3.3 million for the second quarter of 1996, compared to $3.7 million in the same period in 1995. This decrease reflects lower pre-clinical and clinical trial costs associated with the Company's lead product candidate, CERESTAT(1). In the second quarter of 1995, the Company was conducting two Phase II clinical trials of CERESTAT, which have since completed enrollment. External development expenses in the second quarter of 1996 reflect costs associated with a pivotal trial of CERESTAT in patients with traumatic brain injury ("TBI"), which began enrolling patients in March 1996. Enrollment for the pivotal stroke trial, which is being managed by BI, began in July 1996. The cost of these trials will be shared by both partners in accordance with the terms of the agreement: 75% by BI and 25% by the Company.

       General and administrative expenses were $592,000 in the second quarter of 1996, compared to $564,000 for the same period in 1995, an increase of $28,000 or 5%.

Interest Income

       Interest income for the three months ended June 30, 1996 was $257,000, compared to $225,000 in the same period in 1995. This increase reflects an increase in cash available for investments due to the two stock offerings in the fourth quarter of 1995 and the continued funding by BI of the CERESTAT program.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Loss Per Share

       The net loss per share for the second quarter of 1996 was $0.22, compared to $0.25 in 1995. This decrease is due primarily to an increase in the weighted average shares outstanding during the quarter, as a result of the two stock offerings in the fourth quarter of 1995, as well as a slight decrease in net loss for the period.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

       Research and development revenue was $1.7 million in the six months ended June 30, 1996, compared to $5.7 million in the same period in 1995. Research and development revenue in 1995 included $4.7 million, representing an up-front reimbursement of previously-incurred CERESTAT costs, which was received upon the signing of the BI collaboration agreement in March 1995.

Operating Expenses

       Operating expenses for the six months ended June 30, 1996 were $7.6 million, compared to $7.8 million in the same period in 1995. Research and development expenses for the first half of the year decreased by $369,000 or 5%, to $6.4 million, compared to $6.7 million in the same period in 1995 as a result of lower expenses relating to the pre-clinical studies and clinical trials of CERESTAT. In the first half of 1995, there were two phase II trials being conducted by the Company. In the same period in 1996, research and development expenses include costs associated with the pivotal TBI trial, which began enrollment in March. Enrollment for the pivotal stroke trial, which is being managed by BI, began in July 1996. The cost of these trials will be shared by both partners in accordance with the terms of the agreement: 75% by BI and 25% by the Company.

       General and administrative expense for the six month period ended June 30, 1996 increased to $1.2 million, compared to $1.1 million in the same period in 1995, primarily as a result of an increase in compensation costs. The increase in compensation costs reflects both a slight increase in headcount, to support the business development and information systems functions, and the lifting of the freeze in management salaries which was in place throughout 1995.

Interest Income

       Interest income was $540,000 in the first half of 1996, compared to $297,000 in the same period in 1995. As a result of funding pursuant to the BI collaboration, which began in March 1995, and the two public offerings in the fourth quarter of 1995, there was an increase in cash available for investment compared to 1995.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Loss Per Share

       The net loss per share for the six month period was $0.39, compared to $0.16 in 1995. In the first half of 1995, the net loss of $1.8 million reflected revenue pursuant to the BI collaboration of $5.7 million, including $4.7 million representing the one-time, up-front reimbursement of previously-incurred CERESTAT costs. Research and development revenue pursuant to this agreement was $1.7 million in the first half of 1996. This decrease in revenue offset a decrease in total operating expenses of $236,000, resulting in a net loss of $5.3 million, compared to $1.8 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $18.6 million at June 30, 1996, compared to $21.9 million at December 31, 1995. This decrease in cash reflects a net use of cash for operating purposes of $3.3 million. To date in 1996, the Company has received $4.5 million in advances against reimbursable expenses pursuant to the BI collaboration, of which $1.7 million was recognized as revenue.

       The Company believes that the existing cash and cash equivalents available at June 30, 1996 together with anticipated funding of estimated reimbursable costs pursuant to the BI collaboration will be sufficient to maintain operations at least into the second quarter of 1997. The BI collaboration also provides that the Company may receive up to an additional $28 million in cash, including an equity investment, upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. The collaboration provides for a sharing of certain costs with BI relating to the development and commercialization of CERESTAT. The Company's obligation relative to this sharing of costs is generally 25% of total costs incurred by both parties, excluding development costs for Japan which will be borne solely by BI, and the Company will be reimbursed for costs incurred in excess of that amount. The cash and the revenue earned are subject to each party's relative expenditures and therefore may fluctuate on a quarterly basis.

       The Company and its partner BI began two large clinical trials in 1996. These trials will involve approximately 1,600 patients and will result in an increase in the Company's consumption of capital. The cost of both trials will be shared by the partners in accordance with the terms of the collaboration agreement. It is expected that as more patients enroll in these trials, total costs and the portion of these costs borne by the Company will increase. The Company expects to incur significant expense related to these trials for the remainder of 1996 and in 1997 and thereafter, subject to the cost sharing arrangement discussed above.

       The Company's primary expenditures are expected to be in the areas of research and development, general and administrative expenses, and capital expenditures. The Company will require substantial additional funds for its research and product development programs, pursuing regulatory clearances, establishing production, sales and marketing capabilities and other operating expenses. Despite the potential future milestone payments under the BI agreements, adequate funds for these purposes may not be available when needed on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company does not believe that inflation has had a material impact on its results of operations.

         The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. There are certain important factors that could cause results to differ from those anticipated by the statements made herein, including, but not limited to: the continued funding of the Company's development program for CERESTAT by BI pursuant to the BI collaboration agreement; the rate of enrollment of patients in the Company's current and future clinical trials; the Company's ability to establish and maintain collaborative arrangements with third parties; technical risks associated with the development of new products; and the competitive environment of the biotechnology industry. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof.

(1) CERESTAT is a registered trademark of Boehringer Ingelheim International
    GmbH.

                          CAMBRIDGE NEUROSCIENCE, INC.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of stockholders held on Monday, April
22, 1996, the following individuals were elected directors of the Company:

                                                        Votes
                        -----------------------------------------------------------------------------------
             Nominee                   For             Against         Abstentions      Broker Non-Votes
             -------                   ---             -------         -----------      ----------------

      Elkan R. Gamzu            11,469,050               9,146                   0             2,069,548
       Nancy S. Amer            11,469,746               8,450                   0             2,069,548
      Burkhard Blank            11,468,746               9,450                   0             2,069,548
      Ira A. Jackson            11,460,746              17,450                   0             2,069,548
     S. Joshua Lewis            11,467,446              10,750                   0             2,069,548
     Joseph B Martin            11,344,746             133,450                   0             2,069,548
     Paul C. O'Brien            11,460,903              17,293                   0             2,069,548
  Peter Stalker, III            11,468,146              10,050                   0             2,069,548

           In addition, the stockholders approved an amendment to the Company's 1991 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the plan from 1,600,000 to 2,100,000 and to limit the number of shares that may be granted to any eligible person under the plan in any fiscal year to 250,000 with a vote of 9,070,202 in favor, 2,385,891 against, 22,103 abstaining and 2,069,548 broker non-votes, out of 13,547,744 shares outstanding and entitled to vote.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

           27 Financial Data Schedule for the interim year-to-date period ended June 30, 1996 (for electronic filing only)

           (b)   Reports on Form 8-K

                 March 28, 1996: News release discussing the preliminary results of a Phase II trial of CERESTAT in patients with acute ischemic stroke

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAMBRIDGE NEUROSCIENCE, INC.



Date    August 9,1996                  /s/ Elkan R. Gamzu
     -----------------------------     -----------------------------------------
                                       Elkan R. Gamzu
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date    August 9, 1996                 /s/ Harry W. Wilcox, III
     -----------------------------     -----------------------------------------
                                       Harry W. Wilcox, III
                                       Senior Vice President, Finance and
                                         Business Development
                                       (Principal Financial and Accounting
                                         Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                        EXHIBIT INDEX

Exhibit
Number                                    Description                                        Page
- ------                                    -----------                                        ----

  27              Financial Data Schedule for the interim year-to-date period ended           15
                   June 30, 1996 (for electronic filing only)


