Form 10-Q
period 1996-09-30
CAMBRIDGE NEUROSCIENCE INC
filed 1996-11-12
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: SEPTEMBER 30, 1996                Commission File No. 0-19193



                          CAMBRIDGE NEUROSCIENCE, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                           13-3319074
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)



                        ONE KENDALL SQUARE, BUILDING 700
                               CAMBRIDGE, MA 02139
           (Address of principal executive offices including zip code)


                                  617-225-0600
              (Registrant's telephone number, including area code)




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

At October 31, 1996, 14,817,300 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX


                                                                        PAGE
PART I - FINANCIAL INFORMATION                                         NUMBER
------------------------------                                         ------

ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        at September 30, 1996 and December 31, 1995                      3

     Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1996 and 1995        4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1996 and 1995            6

     Notes to Condensed Consolidated Financial Statements              7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8 - 11


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                11

SIGNATURES                                                               12

                          CAMBRIDGE NEUROSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,         DECEMBER 31,
                                                            1996                  1995
                                                        -------------        ------------
                         ASSETS                          (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                           $  27,336,831        $ 21,937,450
    Prepaid expenses and other current assets                 537,113             506,721
                                                        -------------        ------------
TOTAL CURRENT ASSETS                                       27,873,944          22,444,171

Equipment, Furniture and Fixtures, net                      1,294,832           1,876,473
                                                        -------------        ------------

                                                        $  29,168,776        $ 24,320,644
                                                        =============        ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and accrued expenses               $   2,667,972        $  3,797,308
    Research and development advances                       5,918,942             995,205
                                                        -------------        ------------
TOTAL CURRENT LIABILITIES                                   8,586,914           4,792,513

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01, 10,000,000
      shares authorized; none issued                               --                  --
    Common stock, par value $.001, 30,000,000
      shares authorized; 14,813,682 shares issued
      and outstanding at September 30, 1996;
      13,539,214 at December 31, 1995                          14,814              13,539
    Additional paid-in capital                            106,125,324          96,169,488
    Accumulated deficit                                   (85,558,276)        (76,654,896)
                                                        -------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                 20,581,862          19,528,131
                                                        -------------        ------------
                                                        $  29,168,776        $ 24,320,644
                                                        =============        ============


   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------
                                                        1996              1995
                                                   --------------      ------------
Revenues
     Research and development, net                 $    150,834        $  1,278,977

Operating expenses
     Research and development                         3,381,880           3,676,276
     General and administrative                         634,721             578,761
                                                   ------------        ------------
                                                      4,016,601           4,255,037

                                                   ------------        ------------
Loss from operations                                 (3,865,767)         (2,976,060)

Interest income                                         281,995             202,109
                                                   ------------        ------------

Net loss                                           $ (3,583,772)       $ (2,773,951)
                                                   ============        ============

Net loss per common share                          $      (0.26)       $      (0.23)
                                                   ============        ============

Number of shares outstanding for purposes of
 computing net loss per share                        13,914,984          12,068,753
                                                   ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------
                                                        1996               1995
                                                   ------------        ------------
Revenues
     Research and development, net                 $  1,897,135        $  6,968,644
     Government grants                                       --              63,400
                                                   ------------        ------------
                                                      1,897,135           7,032,044
Operating expenses
     Research and development                         9,747,856          10,411,694
     General and administrative                       1,874,568           1,685,229
                                                   ------------        ------------
                                                     11,622,424          12,096,923

                                                   ------------        ------------
Loss from operations                                 (9,725,289)         (5,064,879)

Interest income                                         821,909             498,670
                                                   ------------        ------------

Net loss                                           $ (8,903,380)       $ (4,566,209)
                                                   ============        ============

Net loss per common share                          $      (0.65)       $      (0.39)
                                                   ============        ============

Number of shares outstanding for purposes of
 computing net loss per share                        13,674,170          11,677,152
                                                   ============        ============


         The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                           1996                1995
                                                       ------------        ------------
OPERATING ACTIVITIES
     Net loss                                          $ (8,903,380)       $ (4,566,209)
     Expenses not requiring cash:
      Depreciation and amortization                         780,000             884,800
      Common stock issued pursuant to an
       employee benefit plan                                131,809             103,097
                                                       ------------        ------------
                                                         (7,991,571)         (3,578,312)
     Changes in current assets and liabilities:
      Prepaid expenses and other current assets             (30,392)            (88,781)
      Accounts payable and accrued expenses              (1,129,336)            (18,601)
      Research and development advances                   4,923,737             922,925
                                                       ------------        ------------
                                                          3,764,009             815,543
                                                       ------------        ------------
      Cash used for operating activities                 (4,227,562)         (2,762,769)

INVESTING ACTIVITIES
     Purchase of equipment, furniture and
      fixtures, net of disposals                           (198,359)           (232,080)
                                                       ------------        ------------
      Cash used for investing activities                   (198,359)           (232,080)

FINANCING ACTIVITIES
     Sales of common stock, net of offering
      costs and repurchases                               9,825,302          10,064,919
                                                       ------------        ------------
      Cash provided by financing activities               9,825,302          10,064,919

                                                       ------------        ------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                         5,399,381           7,070,070

Cash and cash equivalents at beginning of period         21,937,450           6,268,757
                                                       ------------        ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                         $ 27,336,831        $ 13,338,827
                                                       ============        ============


         The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

       The financial statements presented as of December 31, 1995 are derived from the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

       Cambridge NeuroScience, Inc. (the "Company") is engaged in the development of proprietary pharmaceuticals to prevent, reduce or reverse damage caused by severe disorders and injuries of the nervous system.

2.     RECLASSIFICATIONS

       Certain prior year balances have been reclassified to conform to the 1996 presentation.

3.     LOSS PER COMMON SHARE

       Net loss per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

4.     RESEARCH AND DEVELOPMENT REVENUE, NET

       Under the Company's agreement with Boehringer Ingelheim GmbH ("BI"), the Company is obligated to fund approximately 25% of the development expenses for CERESTAT(1) in the United States and Europe. Research and development revenue represents reimbursement of the excess of the Company's expenditures over its obligation pursuant to the agreement. The Company accounts for research and development revenue using the percentage of completion method, based on the relationship between estimated costs incurred to date compared with total estimated costs for the year. Total estimated costs for the year are reviewed quarterly and revenue earned in the current period is adjusted for the impact of revisions to the estimated reimbursable costs. Therefore, revenue earned may fluctuate on a quarterly basis. Payments received in advance of research and development performed are designated as research and development advances.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues
       Research and development revenue, net, was $151,000 in the third quarter of 1996, compared to $1.3 million in the same period in 1995. The collaboration agreement with BI generally provides that BI will fund 75% of the total development costs incurred by both parties. Revenue recognized represents the excess of the Company's expenditures over its obligation under the agreement (see Note 4 to the Condensed Consolidated Financial Statements). The decrease in revenue in the third quarter of 1996 compared to 1995 reflects a change in the relative spending of the parties to the agreement, primarily relating to the commencement of a pivotal stroke trial by BI, and will continue to fluctuate on a quarterly basis.

Operating Expenses
       Total operating expenses for the three month period ended September 30, 1996 were $4.0 million, compared to $4.3 million in the same period in 1995. Research and development expenses decreased by $294,000, or 8%, to $3.4 million, compared to $3.7 million in 1995. This reflects a decrease in nonclinical studies associated with the Company's lead product candidate, CERESTAT, offset in part by an increase in costs associated with higher headcount, primarily to support development activities. The Company expects to incur increasing costs associated with these clinical trials, as patient enrollment accelerates.

       General and administrative expenses increased $56,000, or 10%, to $635,000 in the third quarter of 1996, compared to $579,000 in the same period in 1995. This increase reflects an increase in headcount and associated costs, primarily in support of the Company's business development activities.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Interest Income
       Interest income for the third quarter 1996 was $282,000, compared to $202,000 in 1995. This increase is due to an increase in cash available for investment as a result of the two stock offerings in the fourth quarter of 1995 and a second equity investment by BI in September 1996.

Net Loss Per Share
       The net loss for the third quarter of 1996 was $3.6 million, or $0.26 per share, compared to $2.8 million, or $0.23 per share, in 1995. The increase in net loss is due to a decrease in research and development revenue, as noted above. Offsetting this increase in part, is the increase in weighted average shares outstanding as a result of the stock offerings in the fourth quarter of 1995 as well as the equity purchase by BI in the beginning of September 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues
       Research and development revenue, net, was $1.9 million in the nine months ended September 30, 1996, compared to $7.0 million in the same period in 1995. Research and development revenue in 1995 included $4.7 million, representing an up-front reimbursement of previously incurred CERESTAT costs, which was received upon the signing of the BI collaboration agreement in March 1995. Of the total research and development revenue, revenue relating to current period spending was $1.9 million in 1996, compared to $2.3 million in 1995. This decrease of $400,000 is due to the fact that spending by BI is increasing as a percentage of the total amount spent by both companies.

Operating Expenses
       Operating expenses decreased $475,000, or 4%, to $11.6 million for the nine months ended September 30, 1996, compared to $12.1 million for the same period in 1995. Research and development expenses decreased $664,000, or 6%, to $9.7 million, compared to $10.4 million in 1995, primarily as a result of a decrease in nonclinical development costs associated with CERESTAT. Offsetting this decrease in part, was an increase in nonclinical study costs associated with another of the Company's product programs as well as an increase in costs associated with higher headcount, primarily in support of development activities.

       General and administrative expenses increased by $189,000, or 11%, due to an increase in costs associated with higher headcount, primarily in support of the Company's business development activities.

Interest Income
       Interest income for the nine month period ended September 30, 1996 was $822,000, compared to $499,000 in the same period in 1995. This increase reflects the higher cash balances available for investment primarily as a result of the two stock offerings in the fourth quarter of 1995 and a second equity investment by BI in September 1996.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Loss Per Share
       The net loss for the nine month period ended September 30, 1996 was $8.9 million, or $0.65 per share, compared to $4.6 million, or $0.39 per share, in the same period in 1995. This increase in net loss per share is due primarily to the decrease in research and development revenue, offset by an increase in weighted average shares outstanding as a result of the stock offerings in the fourth quarter of 1995 and the second equity investment by BI in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $27.3 million at September 30, 1996, compared to $21.9 million at December 31, 1995. Pursuant to the terms of the collaboration agreement and in connection with the commencement of the pivotal stroke trial by BI, the Company received a milestone payment in September 1996 of $10.0 million, before related costs of $300,000, in exchange for 1,237,624 shares of the Company's common stock. Additionally, in 1996 the Company received $6.8 million in advances against reimbursable expenses pursuant to the BI collaboration. In the nine month period ended September 30, 1996, the Company used $11.0 million for operating purposes.

       The Company and BI began two large clinical trials in 1996. These trials are expected to involve approximately 1,600 patients and are expected to result in an increase in the Company's consumption of capital. The cost of both trials will be shared by the partners in accordance with the terms of the collaboration agreement. The Company's obligation relative to this sharing of costs is generally 25% of total costs incurred by both parties, excluding development costs for Japan which will be borne solely by BI. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The cash reimbursement and the revenue earned are subject to each party's relative expenditures and therefore may fluctuate on a quarterly basis. The agreement provides that BI will advance cash to the Company on a quarterly basis in the event that it is expected that the Company will spend more than obligated under the agreement (25% of total amount spent by both parties). Due to the uncertainty associated with the annual estimate of spending by both companies and the timing of the relative spending, the amount and timing of advances from BI is uncertain. It is expected that as more patients enroll in these trials, total costs and the costs borne by the Company will increase. The Company expects to incur significant expenses related to these trials for the remainder of 1996 and in 1997 and thereafter, subject to the cost sharing arrangement discussed above.

       The Company believes that the existing cash and cash equivalents available at September 30, 1996 will be sufficient to maintain operations at least through the third quarter of 1997. The BI collaboration also provides that the Company may receive up to an additional $18 million in cash upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         27 Financial Data Schedule for the interim year-to-date period ended September 30, 1996 (for electronic filing only)

         (b)      Reports on Form 8-K

                  July 16, 1996: News release announcing the initiation of a pivotal trial of CERESTAT in stroke patients.
                  August 22, 1996: News release announcing the additional $10 million equity investment by Boehringer Ingelheim.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAMBRIDGE NEUROSCIENCE, INC.



Date       November 7, 1996        /s/ Elkan R. Gamzu
     ----------------------        -----------------------------------------
                                   Elkan R. Gamzu
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date       November 7, 1996        /s/ Harry W. Wilcox, III
     ----------------------        -----------------------------------------
                                   Harry W. Wilcox, III
                                   Senior Vice President, Finance and
 Business Development              (Principal Financial and Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX

Exhibit
Number                               Description                            Page
------                               -----------                            ----

27.1     Financial Data Schedule for the interim year-to-date period ended   14
          September 30, 1996 (for electronic filing only)