Form 10-K
period 1996-12-31
CAMBRIDGE NEUROSCIENCE INC
filed 1997-03-24
CIK 874384

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 0-19193

                          CAMBRIDGE NEUROSCIENCE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     13-3319074
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

          ONE KENDALL SQUARE, BUILDING 700, CAMBRIDGE, MA       02139
             (Address of principal executive offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 225-0600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
                     None                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non affiliates of the Registrant as of January 31, 1997, was $83,870,550. At January 31, 1997, there were issued and outstanding 15,018,814 shares of Common Stock, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders, to be held April 28, 1997, are incorporated by reference into Part III of this Form 10-K.

          A list of all Exhibits to this Form 10-K begins on page 42.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Cambridge NeuroScience is a leading neuroscience company engaged in the development of proprietary pharmaceuticals to treat severe disorders of, or injuries to, the nervous system. The Company's product candidates and programs include (i) ion-channel blockers for the treatment and prevention of brain damage resulting from traumatic brain injury ("TBI"), stroke and surgery, as well as for the treatment of certain forms of neuropathic pain, and (ii) growth factors for the treatment of multiple sclerosis ("MS") and peripheral neuropathies. CERESTAT(1), the Company's most advanced product candidate, is a small molecule ion-channel blocker currently in Phase III clinical trials for the treatment of both TBI and stroke.

BACKGROUND

     The central nervous system, composed of the brain and spinal cord, controls cognitive functions, interprets incoming sensory information and organizes body movements. The peripheral nervous system, composed of nerve fibers leading to and from the central nervous system, carries encoded information from body sensory receptors and commands to muscles and glands. Two main cell types are found throughout the nervous system: nerve cells, which generate and transmit signals, and glial cells, which provide nutrition and support functions to nerve cells.

     Information in the nervous system travels within individual nerve cells as electrical signals and is passed from one nerve cell to another by chemical substances, known as neurotransmitters, which act on cellular receptors to generate or modify electrical activity of the receiving nerve cell. Electrical signals of the nervous system are generated by membrane proteins, known as ion channels, which control the flow of charged ions across nerve cell membranes. Disorders of the nervous system fall broadly into two categories: those in which the cellular structure of the nervous system is intact, but the electrical signals of the cellular network are abnormal; and those in which the degeneration of nerve or glial cells leads to abnormal function.

     Acute central nervous system disorders, such as stroke and traumatic injuries to the head and spine, often cause a reduction in blood flow (ischemia) to, and the premature death of, nerve cells, resulting in permanent disorders of the central nervous system. Nerve cell death following an ischemic event in the brain is triggered by the excessive release of the excitatory neurotransmitter, glutamate, from damaged nerve terminals, which in turn stimulates the massive entry of calcium into nerve cells through activated ion channels. Overloading nerve cells with calcium ions activates a number of processes that ultimately result in cell death.

     In the ischemic brain, glutamate predominantly activates an ion channel known as the N-methyl D-aspartate ("NMDA") ion channel. In animal models of stroke and TBI, NMDA antagonists have been shown to limit the extent of brain damage when administered after the onset of cerebral ischemia.

     Chronic disorders of the nervous system, such as multiple sclerosis, peripheral neuropathies and other degenerative disorders, are known to result from the death of nerve or glial cells. In the development of the nervous system, the proliferation, differentiation and survival of nerve and glial cells are controlled by a variety of protein growth factors. These growth factors are produced by cells of the nervous system and by their target cells. Growth factors, which are normally involved in the development of the nervous system, also play important roles during the normal regeneration of the nervous system following damage. Animal studies suggest that one attractive therapeutic approach to replacing damaged nerve and glial cells is to re-initiate the processes of early development in the nervous system through the introduction of protein growth factors. Therefore, protein growth factors offer significant potential as treatments for a variety of neurological disorders.


(1) CERESTAT is a registered Trademark of Boehringer Ingelheim International, GmbH.

CORE TECHNOLOGIES

     Cambridge NeuroScience has concentrated its drug discovery and development efforts in two main programs: ion-channel blockers to modify nerve cell signaling or to prevent nerve cell death; and protein growth factors to prevent degeneration of, or to regenerate, nerve and glial cells. To pursue these two programs, the Company uses its expertise in medicinal and analytical chemistry, molecular biology, protein chemistry and in vitro and in vivo pharmacology.

ION-CHANNEL BLOCKERS

     The Company has focused on the synthesis of small organic molecules, known as ion-channel blockers, that directly block passage of ions through certain ion channels which control the activity of nerve cells. The Company has been synthesizing and evaluating small molecules that block ion channels which regulate the release of glutamate from nerve cells or the responses of nerve cells to glutamate. In cerebral ischemia, over-stimulation of the glutamate-activated NMDA ion channel is primarily responsible for flooding nerve cells with calcium ions, which results in cell death. The Company is developing ion-channel blockers that selectively block the NMDA ion channel and limit nerve cell death during acute cerebral ischemia as a treatment for TBI and stroke.

     CERESTAT, the Company's most advanced NMDA ion-channel blocker, is currently undergoing Phase III clinical trials in both TBI and stroke. The Phase III clinical trials of CERESTAT are being managed by the Company and its collaborative partner, Boehringer Ingelheim International GmbH ("BI"). CNS 5161, the second development compound selected by the Company from its NMDA ion-channel blockers program, is being advanced towards clinical trials as a potential treatment to reduce post-surgical neuropathic pain and to limit the neurological deficits which sometimes result from major cardiac surgeries. The Company has applied its expertise in discovering and developing NMDA ion-channel blockers to the synthesis and testing of compounds that selectively block other ion channels, such as sodium ion channels, which can contribute to abnormal nerve cell electrical activity. The Company believes that such ion-channel blockers may have therapeutic utility in a number of acute and chronic neurological disorders, including spinal cord injury, migraine and epilepsy.

     The Company's ion-channel blocker product candidates for the treatment of acute and chronic neurological disorders are being designed with the following characteristics:

     Rapid Brain Penetration. In animal models of cerebral ischemia, the more rapidly that drugs intended to prevent nerve cell death can reach the area of the brain at risk, the greater the degree of protection. Because of their physical characteristics, the Company's small molecule ion-channel blockers readily penetrate the blood-brain barrier in animals. The Company believes that effective brain concentrations of ion-channel blockers can be rapidly achieved in patients.

     Early Intervention in Nerve Cell Death. The massive influx of lethal levels of calcium into the cell is one of the earliest in a sequence of events leading to nerve cell death. The Company believes that its ion-channel blockers, by acting at an early stage in this process, can effectively shut down all subsequent biochemical processes in this pathway that lead to nerve cell death.

     High Potency. Ion-channel blockers can shut down operations of activated ion channels, regardless of the strength of the naturally occurring stimulus. Potential products that inhibit the function of an ion channel by other mechanisms often can be overwhelmed by an increase in the activating stimulus.

PROTEIN GROWTH FACTORS

     Growth factors are known to play an important role in the growth, differentiation and distribution of nerve cells. They also are crucial to maintaining the health and function of neurons. The Company has made significant progress in the development of growth factor proteins as treatments for disorders of the nervous system.

     The Company's most advanced growth factor product candidate is recombinant human Glial Growth Factor 2 ("rhGGF2"), a potential treatment for degenerative diseases of the nervous system, including multiple sclerosis and peripheral neuropathies. Over the past five years, the Company has isolated, cloned, expressed and produced rhGGF2 and is currently focusing its investigation on the potential use of rhGGF2 as a therapeutic intervention in the pathological processes involved in MS.

     The Company is also conducting research on two other novel protein growth factors: Growth/Differentiation Factor-1 ("GDF-1"), a nervous-system-specific member of the Transforming Growth Factor-SS ("TGF-SS") family, and F-Spondin, a protein that mediates nerve growth during spinal cord development.

PRODUCT CANDIDATES

     The following table summarizes the primary indications, development status and holder of commercial rights for each of the Company's ("CNSI") product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this document.

                                                                    DEVELOPMENT        COMMERCIAL
   PRODUCT CANDIDATE                  INDICATIONS                    STATUS(1)           RIGHTS
------------------------  ------------------------------------      ------------      ------------
ION-CHANNEL BLOCKERS
CERESTAT                  TBI                                       Phase III         CNSI/BI(2)

                          Stroke                                    Phase III         CNSI/BI(2)

CNS 5161                  Post-surgical neuropathic pain            Pre-IND           CNSI

                          Neurological deficits from cardiac        Pre-IND           CNSI(3)
                          surgery

NMDA, sodium and          Cerebral ischemia; spinal cord            Preclinical       CNSI
combination ion-channel   injury; migraine; epilepsy
blockers
                          Glaucoma and other ophthalmic             Preclinical       CNSI/
                          disorders                                                   Allergan(4)

PROTEIN GROWTH FACTORS
rhGGF2                    Multiple sclerosis                        Pre-IND           CNSI

                          Chemotherapy-induced neuropathy;          Preclinical       CNSI
                          diabetic neuropathy

                          Multiple sclerosis;                       Research          CNSI
GDF-1                     neurodegeneration

                          Spinal cord injuries; nerve               Research          CNSI
F-Spondin                 regenration

(1) "Phase III" indicates that the compound is being tested in a large-scale clinical trial to obtain the efficacy and safety information required for marketing approval. "Pre-IND" refers to toxicology and other regulatory studies for a designated compound in anticipation of human clinical trials. "Preclinical" refers to safety and efficacy studies conducted in animals. "Research" refers to scientific activities to identify a specific molecule or to select a specific clinical indication. See "Government Regulation."

(2) The Company has certain co-promotion rights for CERESTAT in the United States, and BI has exclusive marketing rights elsewhere in the world. See "Strategic Alliances."

(3) BI has the right to negotiate a development and marketing agreement for CNS 5161 for this indication. See "Strategic Alliances."

(4) Allergan has the right to develop certain NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. See "Strategic Alliances."

ION-CHANNEL BLOCKERS

  CERESTAT: Background

     CERESTAT, the Company's most advanced product candidate, is currently undergoing a Phase III clinical trial in both TBI and stroke. The Phase III clinical trials of CERESTAT are being managed by the Company and its collaborative partner, BI. A coordinated series of Phase I and Phase II clinical trials was undertaken to ascertain the safety of CERESTAT in over 400 volunteers and patients. These clinical trials were conducted to determine the safe and tolerable doses and dosing regimens that result in a plasma level of the compound equivalent to, or higher than, the minimum plasma level of the compound ("target plasma level") that is associated with the limitation of brain damage in animal models of cerebral ischemia. Four studies were performed in volunteers, including a study in Japan that was conducted by BI in the second half of 1996 as the initiation of clinical development in that country. See "Strategic Alliances."

     In TBI patients, two studies were conducted to determine a dosing regimen that would produce a plasma level of CERESTAT three times the target plasma level. Following the first study in which CERESTAT was administered on a weight-adjusted basis over a four-hour period, the second study demonstrated that a non-weight-adjusted dosing regimen could safely maintain such a plasma level for 72 hours. Non-weight-adjusted dosing regimens are more easily administered in clinical trials and offer marketing advantages.

     In stroke patients, three studies were undertaken to determine a dosing regimen that would produce a plasma level of CERESTAT equivalent to, or greater than, the target plasma level. The first was used to determine the safety of escalating doses of CERESTAT over a four-hour treatment period. The second was a dose-response trial. In this clinical trial, at 90 days after treatment, the improvement in neurological function (NIH Stroke Scale) of patients treated with the highest dose tested was significantly better than that of placebo-treated patients. A third study determined that a non-weight-adjusted dosing regimen could safely maintain the target plasma level over a 12-hour period.

     The results of these Phase I and Phase II clinical trials were used by the Company and BI to design the Phase III clinical trials in TBI and stroke patients described below. There can be no assurance that the results of Phase I and Phase II clinical trials will be indicative of results in Phase III clinical trials or that Phase III clinical trials will show that CERESTAT is sufficiently safe and efficacious for marketing approval by the FDA or other regulatory authorities.

  CERESTAT: Traumatic Brain Injury

     It is estimated that approximately 500,000 individuals suffer severe injuries to the head each year in the United States. Brain damage results from the trauma associated with these injuries and from subsequent cerebral ischemia. The annual economic cost of TBI to the United States has been estimated to be more than $40.0 billion. The current Phase III clinical trial of CERESTAT is designed to treat a subset of comatose patients with TBI. At present, there are no FDA-approved treatments that limit or reduce the brain damage associated with traumatic injuries to the head.

     Based on the safety and tolerance findings from the Phase I and Phase II clinical trials, the Company and its collaborative partner, BI, initiated a Phase III efficacy trial for CERESTAT in TBI patients in March 1996. The intent is to enroll 700 patients at approximately 70 centers in the United States, Canada and certain European countries. Patients enrolled in the trial are randomized for intravenous treatment with either CERESTAT or placebo. The primary outcome measure has been defined as the percentage of patients with a "favorable" outcome on the Glasgow Outcome Scale representing good recovery or moderate disability six months after the injury. An interim analysis is planned to be performed on the three-month Glasgow Outcome Scale data of approximately the first half of the patients. The main purpose of the interim analysis is administrative, and the trial would be halted only if continuation were futile. As of December 31, 1996, approximately 190 patients were enrolled in this trial. This trial is being monitored by an independent safety committee. In TBI patients, no adverse drug-related effects have been observed to date.

  CERESTAT: Stroke

     In 1994, the American Heart Association estimated that there are approximately 500,000 incidents of stroke in the United States each year and that approximately 350,000 people survive the event. Currently, there are approximately three million disabled stroke survivors in the United States, and the annual economic cost of stroke to the United States has been estimated at $30.0 billion. In July 1996, the U.S. Food and Drug Administration ("FDA") approved the use of tissue plasminogen activator ("tPA") for the treatment of patients who had suffered a stroke within the preceding three hours and for whom a CT scan showed no evidence of hemorrhage. This action was based on a study published in the New England Journal of Medicine in 1995, in which the percent of patients deemed eligible to participate was less than 4% of all patients screened. Intravenous tPA acts by dissolving blood clots that might have led to a stroke. To date, there are no FDA-approved treatments for stroke that act by any mechanism other than dissolving blood clots which limit or reduce the brain damage associated with the cerebral ischemia.

     A Phase III clinical trial of CERESTAT in stroke patients was initiated in July 1996. The intent is to enroll 900 patients at approximately 110 centers in the United States, Canada, Australia, South Africa and the United Kingdom. Patients enrolled in the trial are randomized for intravenous treatment with either placebo or one of two dosing regimens of CERESTAT. The primary outcome measure has been defined as the modified Rankin Scale (a measure of disability) three months after the stroke. An interim analysis is planned to be performed on the seven day post-stroke NIH Stroke Scale data of the first 300 patients. The main purpose of the interim analysis is administrative, and the trial would be halted only if continuation were futile. As of December 31, 1996, 200 patients were enrolled in this trial. This trial is being monitored by an independent safety committee.

     In stroke patients, the central nervous system side effects of CERESTAT include sedation, paresthesias (numbness) and occasional episodes of altered sensorium, including hallucinations. The Company believes that these side effects are transitory and manageable. Increases in blood pressure have also been observed and have been controlled, when necessary.

  CNS 5161: Post-Surgical Neuropathic Pain and Neurological Deficits From Cardiac Surgery.

     The potential market for prophylaxis against neuropathic pain has been identified based on approximately 650,000 procedures performed annually in the United States. Glutamate (particularly NMDA) receptors have been implicated in the induction and maintenance of such pain in animal models and NMDA antagonists have been shown to be effective in animal models of persistent pain.

     It has been estimated that there were over 600,000 open heart surgery procedures in the United States in 1993. Neuropsychological deficits are observed within an eight-day period in up to 70% of patients undergoing such procedures and in up to 30% of patients one year after the surgery. The Company believes that these deficits are related to the transient cerebral ischemia that occurs in some patients undergoing open-heart surgery. The Company believes that an NMDA ion-channel blocker given prophylactically could attenuate these undesirable consequences of the surgery.

     CNS 5161 is a blocker of the NMDA ion channel that was synthesized by the Company's chemists to be chemically distinct from CERESTAT. Based on its method of action and its pharmacokinetic profile in animals, CNS 5161 is being advanced toward clinical evaluation for the prevention of post-surgical neuropathic pain and of neuropsychological deficits that result from transient cerebral ischemia during major cardiac surgeries, such as coronary artery bypass graft (CABG) surgery. Studies in animals have shown that CNS 5161 can limit the extent of brain damage following periods of cerebral ischemia. Other animal studies have shown that this compound can also prevent the development of a delayed pain response, which is thought to be related to the development of chronic neuropathic pain in humans following certain surgeries or trauma. The Company intends to initiate clinical trials of CNS 5161 in human volunteers by mid-1997. BI has the right to negotiate a development and marketing agreement for CNS 5161 for the treatment of brain or spinal cord ischemia. See "Strategic Alliances."

  Ion-Channel Blockers for Ophthalmic Disorders

     Ion-channel blockers may have utility in certain diseases outside the central nervous system, such as glaucoma and other ophthalmic indications. To this end, in November 1996, the Company entered into a collaboration with Allergan, a pharmaceutical company specializing in ophthalmology. In this collaboration, the Company's molecules which block NMDA ion channels, sodium ion channels or both, will be evaluated for their ability to prevent vision loss in animal models of the degeneration of the retina and optic nerve which occurs in glaucoma. See "Strategic Alliances."

  Other Ion-Channel Blockers for Nervous System Disorders

     The Company believes that molecules which block the ion channels of nerve cells have potential as treatments for a number of nervous system disorders. Accordingly, the Company continues to synthesize and evaluate molecules for their ability to block ion channels of therapeutic importance.

     To discover new treatments for preventing disorders of the central nervous system which arise from cerebral or spinal cord ischemia, the Company has synthesized ion-channel blockers with enhanced potency in the environment of ischemic tissues relative to their potency in the environment of normal tissues. The Company believes that such targeted ion-channel blockers could achieve efficacy with fewer unwanted side effects.

     In addition to molecules which block NMDA ion channels, the Company has created a library of small organic molecules which block the sodium ion channels of nerve cells. In vitro and in vivo studies have demonstrated that sodium ion-channel blockers can protect nerve cells from ischemic damage and can exert other beneficial effects, such as preventing seizure activity, reducing responses to painful stimuli, limiting the consequences of traumatic damage to nerve fiber bundles and arresting migraine attacks. The Company believes that molecules which block neuronal sodium ion channels have potential as treatments for various forms of acute and chronic disorders of the nervous system, including stroke, epilepsy, pain and migraine. The Company has recently been working with the Epilepsy Branch at the National Institutes of Health to explore the potential of its sodium ion-channel blockers as treatments for epilepsy.

     As an extension of its work in NMDA and sodium ion-channel blockers, the Company has synthesized molecules which have the capacity to block both NMDA ion channels and sodium ion channels. The Company is currently conducting in vitro and in vivo studies to test the hypothesis that such combination compounds have enhanced efficacy in treating neurological disorders when compared to the efficacy of compounds which block only one of these classes of ion channels.

PROTEIN GROWTH FACTORS

  rhGGF2: Multiple Sclerosis

     The Company is developing the protein growth factor rhGGF2 for the treatment of multiple sclerosis. MS is a disease of the central nervous system that is characterized by chronic inflammation and demyelination at multiple sites in the brain and spinal cord. Approximately 350,000 people in the United States suffer from MS. The Company is aware of three therapeutics currently being marketed to treat MS. Betaseron[R] (Chiron Corporation/Schering AG), Avonex[R] (Biogen, Inc.) and Copaxone[R] (Teva Pharmaceutical Industries Ltd./Hoechst Marion Roussel Ltd.) are all based on an immunosuppression approach to the disease, rather than the growth factor approach being pursued by the Company.

     Cambridge NeuroScience is investigating rhGGF2 in preclinical studies as a therapeutic intervention in the pathological processes involved in MS. rhGGF2 is a trophic factor for the glial cells that form and maintain the myelin sheath insulating nerve axons in the central nervous system. These cells are primary targets involved early in the pathogenesis of MS. The Company has produced purified rhGGF2 and is currently examining its efficacy in animal models of MS, including experimental autoimmune encephalomyelitis ("EAE"). In the acute phase of this model, rhGGF2 significantly reduced and delayed the clinical symptoms. In the chronic, relapsing-remitting phase of EAE, rhGGF2 significantly reduced the clinical effects of the disease as well as the number of observed relapses. The Company has executed an agreement with a contract manufacturer for the production of Good Manufacturing Practices ("GMP") quantities of rhGGF2 for use in clinical trials.

  rhGGF2: Peripheral Neuropathies

     The Company believes that rhGGF2 may also be a potential treatment for peripheral neuropathies as a result of its activity on peripheral glial cells. Peripheral neuropathies comprise a collection of disorders that are characterized by the degeneration of sensory and/or motor nerves. This degeneration may be caused by injury, chemotherapy, diabetes, inherited disorders and other factors. It was estimated in 1991 that in excess of one million individuals in the United States suffered from some form of peripheral neuropathy. The largest segments of this population are those with chemotherapy-induced neuropathies and those with diabetic neuropathies. There are, at present, no FDA-approved therapeutic agents for the prevention, reduction or reversal of the degeneration and atrophy caused by these disorders and injuries.

     The Company is currently testing rhGGF2 in animal models of peripheral neuropathies, such as cancer-chemotherapy-induced neuropathy. In two different experimental paradigms (cisplatin-induced and vincristine-induced neuropathies), rhGGF2 administration protected peripheral nerves from the effects of these chemotherapies. The Company also believes that rhGGF2 may be a potential treatment of other degenerative diseases of the peripheral nerves.

  rhGGF2: Other Indications

     Cambridge NeuroScience continues to explore the therapeutic potential of rhGGF2 in applications beyond the central nervous system. For example, rhGGF2 has been shown to have survival actions on retinal nerve cells and inner ear cells. Company scientists continue to monitor these findings and are currently investigating the therapeutic potential of rhGGF2 in an animal model of hearing loss.

Small Molecule Discovery Program Related to GGF2

     Based on its experience with rhGGF2 and other members of this protein family, referred to as neuregulins, the Company entered into a collaboration with ProsCure, Inc. ("ProsCure") in 1995 to identify small molecule compounds for cancer treatments. As a result of this collaboration, it was discovered that certain compounds can antagonize the activity of neuregulins. The Company believes that compounds with such activity may be useful in the treatment of breast, ovarian, brain and other cancers.

Other Protein Growth Factors

     The Company is also conducting research into other growth factors that may have utility in the treatment of other disorders of the nervous system. GDF-1 is a member of the TGF-SS superfamily, and is broadly and exclusively expressed in the nervous system. The Company believes that GDF-1 is likely to play a role in responses to injury, ischemia and demyelination. Recombinant human GDF-1 is currently being produced at Cambridge NeuroScience and will be evaluated as a potential therapeutic for nerve injury or neurological disease. Several members of the TGF-SS gene family have biological activities that potentially can be employed for therapeutic effects in the nervous system, including: the promotion of dopaminergic neuron survival, which may be applicable as a treatment for Parkinson's disease, the promotion of motor neuron survival, which may be applicable as a treatment for amyotrophic lateral sclerosis, and immunosuppression, which may be applicable as a treatment for MS.

     F-Spondin is a protein made by an important region of the developing spinal cord, the floorplate. Since it is related to a protein known to be active in the sciatic nerve injury model, recombinant F-Spondin will be tested for peripheral nerve regeneration. The Company believes that F-Spondin is an attractive candidate molecule for therapeutic situations involving repair of the spinal cord or peripheral nervous system.

STRATEGIC ALLIANCES

     The Company's strategy includes forming collaborations with pharmaceutical companies to assist in the development of its potential products, provide capital for such development and share development risk. The Company is also interested in broadening its product portfolio and technology base. To this end, the Company from time to time conducts discussions with selected companies regarding collaborations, mergers, acquisitions or product-licensing arrangements. No assurance can be given, however, that any collaborations, mergers, acquisitions or licensing arrangements will be completed in the foreseeable future or on terms favorable to the Company.

  Boehringer Ingelheim International GmbH

     In March 1995, Cambridge NeuroScience and BI entered into an agreement to collaborate on the worldwide development and commercialization of CERESTAT. Under the terms of the agreement, BI is obligated to fund 75% of the development costs for CERESTAT in the United States and Europe and all of the development costs in Japan. Under the agreement, product development is managed by a Joint Development Team, with equal representation from both companies. This team is supervised by a Joint Steering Committee, with two members from each company. Upon signing the agreement, the Company received $15.0 million, consisting of $5.0 million for expense reimbursement and $10.0 million for 1,250,000 shares of Common Stock. In September 1996, and in connection with the commencement of the pivotal stroke trial by BI, the Company received a milestone payment of $10.0 million for 1,237,624 shares of Common Stock. The Company may receive up to an additional $18.0 million in cash without the issuance of additional equity after achieving certain other milestones and will receive royalties on product sales.

     Cambridge NeuroScience has an option to co-promote CERESTAT in the United States with BI and the Company has notified BI of its intent to exercise this option upon completion of a separate agreement. BI will market the product in Europe and other geographic regions exclusively and will pay the Company royalties on sales. Cambridge NeuroScience has retained worldwide manufacturing rights. BI has an option to acquire the worldwide manufacturing rights in exchange for increased royalty payments. Under the terms of the agreement, BI has certain termination rights, including the right to terminate the agreement upon 90 days written notice to the Company. See "Marketing and Sales" and "Manufacturing."

  Allergan

     In November 1996, the Company entered into a collaboration with Vision Pharmaceuticals L.P. d/b/a Allergan Inc. ("Allergan") to jointly develop NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers, initially for the treatment of ophthalmic indications, including glaucoma. Glaucoma is the second leading cause of preventable blindness in the world, with almost three million patients in the United States alone. The disease is usually associated with increased pressure within the eye, which can damage the retina and the optic nerve and eventually lead to blindness. The Company and Allergan believe that it may be possible to treat glaucoma by blocking ion channels and thereby protecting the retina and the optic nerve from damage. This collaboration combines the Company's proprietary technology in the area of ion-channel blockers and Allergan's expertise in the global marketing of treatments for eye disease and allows Cambridge NeuroScience to explore additional areas of clinical need.

     Upon signing the agreement, Allergan purchased 175,103 shares of Common Stock from the Company for $3.0 million. Allergan will provide an additional $3.0 million in research funding over the next three years, subject to certain provisions, and has established a $2.0 million line of credit for the Company. The collaboration is supervised by a Research Management Committee, with equal representation from both parties. Allergan will be responsible for the development of potential products and will bear all of the development costs. Cambridge NeuroScience may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive a royalty on any product sales.

     Allergan will manufacture and market products developed under the collaboration worldwide. Allergan has certain termination rights under the terms of the agreement. Allergan may terminate the research phase of the collaboration if the Research Management Committee determines that there is no reasonable scientific basis for the commercialization of products covered by the collaboration. Allergan may terminate the agreement at any time after May 1998 upon six months prior written notice. Either party may, in its sole discretion, terminate the agreement upon 90 days prior written notice of a material breach by the other party.

  The J. David Gladstone Institutes

     In December 1996, Cambridge Neuroscience, The J. David Gladstone Institutes ("Gladstone") and The Regents of the University of California (the "University") entered into a collaboration for the development of treatments for Alzheimer's disease and certain other neurological diseases, disorders or injuries. The collaboration will focus on novel pharmaceuticals that inhibit the activity of a form of apolipoprotein E ("apoE"), a molecule that has been widely linked to Alzheimer's disease. Alzheimer's disease is a neurodegenerative disorder that affects approximately four million people in the United States. The disease destroys neurons in the brain, causing progressive dementia and eventually death. There are currently no effective therapies that reverse or prevent this disorder. In connection with the collaboration, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). Cambridge NeuroScience purchased 80% of the outstanding common stock of CNPI and has made a total capital contribution of $1.25 million in CNPI immediately prior to the consummation of the collaboration. The University and Gladstone own 5% and 15%, respectively, of the outstanding shares of CNPI common stock.

     Pursuant to the terms of the collaboration, Gladstone will conduct a research program over a three-year period, for which CNPI will provide at least $1.25 million in funding per year. In the event that CNPI is unable to raise the required funds to make its research funding payments, Cambridge NeuroScience will lend CNPI, interest-free, all amounts necessary to enable CNPI to make such payments. Such debt will be convertible into securities of CNPI under certain circumstances in accordance with the stockholders' rights agreement. The University granted CNPI an exclusive three-year option to negotiate an exclusive worldwide, royalty-bearing license for patentable rights in intellectual property covered by or arising from the research program within the field, subject to certain terms and conditions set forth in the option agreement. CNPI may not exercise the option any earlier than 30 days prior to the second anniversary of the effective date of the option agreement unless CNPI terminates the research agreement for breach by Gladstone prior to such date. CNPI paid the University an initial license option fee and will make additional option fee payments during the term of the research program and, if applicable, upon exercise of the option. The final terms of such license have not been determined but will require ongoing commitments and expenditures, in addition to royalty payments, by CNPI. There can be no assurance that such commitments and other terms will be favorable to CNPI and/or the Company. The University and Gladstone also granted CNPI a right of first negotiation for an exclusive license for inventions arising from the research program outside of the field. Cambridge NeuroScience has guaranteed CNPI's obligations with respect to the collaboration, including CNPI's financial obligations. Each of the research agreement and option agreement is generally subject to termination upon prior notice of a material breach by any of the parties thereto.

  ProsCure, Inc.

     The Company continues to explore the therapeutic potential of rhGGF2 in applications beyond the nervous system. Toward this end, in November 1995, the Company entered into a collaboration with ProsCure, a startup biotechnology company, in an effort to explore the possible development of compounds for cancer treatments.

MARKETING AND SALES

     Cambridge NeuroScience does not currently sell any products and therefore has no marketing, sales, or distribution organization. However, under the terms of the licensing agreement with BI for developing and commercializing CERESTAT, Cambridge NeuroScience has an option to co-promote this product in the United States. The Company has informed BI of its intent to exercise this option. If the Company exercises this option, and upon completion of a separate co-promotion agreement, the Company intends either to hire and train a qualified sales force to perform its promotional activities to prescribing physicians in the United States or to contract with a third party to perform such activities.

     Cambridge NeuroScience believes that, in the case of TBI and stroke patients, ion-channel blocker treatments would be administered in the context of emergency medicine. Prophylactic treatments for preventing brain damage from surgical complications would likely be administered by anesthesiologists. In addition, treatments for most peripheral neural and muscular disorders will typically be administered as chronic therapy under the direction of neurologists. Because all of these drug treatments would be hospital- or specialty-clinic-based, the Company believes that significant United States sales of these product candidates could be generated with a moderately sized sales force, rather than the more expansive sales force which would be necessary to sell products directly to physicians.

     In conjunction with establishing sales and marketing capabilities, the Company may obtain marketing rights to products in advanced stages of development or currently on the market which might benefit from the marketing efforts of an organization focused on disorders of the nervous system. To market such products, Cambridge NeuroScience will utilize the sales force which may be developed for CERESTAT or make other distribution arrangements.

MANUFACTURING

     Cambridge NeuroScience has no manufacturing facilities and plans to rely upon outside manufacturers to produce any near- or intermediate-term products. To date, the Company has contracted with chemical synthesis groups to produce kilogram quantities of several of its product candidates. The Company intends to establish and maintain its own quality-control program for each line of products, including a set of standard operating procedures, designed not only to assure that the Company's products are manufactured in accordance with GMP guidelines and other applicable regulations, but also to maintain consistent product quality. However, no specific arrangements have been made, and there can be no assurance that the Company will be able to establish such capabilities. BI has an option to acquire manufacturing rights for CERESTAT in exchange for increased royalty payments. The Company is in the process of finalizing the production process to produce gram quantities of rhGGF2 under GMP guidelines and has secured production arrangements with a contract manufacturer.

COMPETITION

     The fields in which Cambridge NeuroScience is involved are characterized by rapid technological progress. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized genetic engineering companies, engaged in developing products competitive with products under development by the Company. Many of these companies have greater capital, human resources and research and development, manufacturing and marketing experience than Cambridge NeuroScience. Such companies may succeed in developing products that are more effective or less costly than any that may be developed by Cambridge NeuroScience and may also prove to be more successful than Cambridge NeuroScience in production and marketing. Competition may increase further as a result of potential advances in the commercial applicability of biotechnology and greater availability of capital for investment in these fields. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing corporate strategic alliances. There can be no assurance that research, discoveries and commercial developments by others will not render any of the Company's programs or potential products noncompetitive.

     In July 1996, the FDA approved the use of tPA for the treatment of patients who had suffered a stroke within the preceding three hours and for whom a CT scan showed no evidence of hemorrhage. Intravenous tPA acts by dissolving blood clots that might have led to a stroke. In addition, a number of companies are developing other drugs to treat TBI and/or stroke. The Company believes that the most significant competition for CERESTAT will come from other inhibitors of responses mediated via specific ion channels. In particular, Sandoz AG is prepared to conduct a Phase III clinical trial in the U.S. of D-CPPene, which acts through a mechanism similar to, but distinct from, that of CERESTAT, and is being developed for TBI only. A Phase III trial of D-CPPene has been running in Europe. Lubeluzole (Janssen Pharmaceutica, N.V., a subsidiary of Johnson & Johnson), currently in Phase III clinical trials, is being developed for stroke. Fosphenytoin (Warner-Lambert Company), currently in Phase III clinical trials, and SNX-111 (Neurex Corporation), planned for Phase III clinical trials, are being developed for TBI. Lubeluzole, Fosphenytoin and SNX-111 have actions on ion channels and are claimed to be neuroprotective, but act through mechanisms other than the NMDA ion-channel complex. Some compounds under development act at different stages in the nerve cell death cascade. The Company believes that, even if these compounds prove to be efficacious, those that act at other stages in the cascade will be synergistic, rather than competitive with CERESTAT. Citicoline[R] (Interneuron Pharmaceuticals, Inc.), currently in a Phase III clinical trial, and enlimomab (Boehringer Ingelheim), currently in a Phase III clinical trial, are being developed for stroke. The Company believes that Citicoline[R] and enlimomab do not act on ion channels but on other aspects of the nerve cell death cascade. The Company is aware of three therapeutics currently being marketed to treat MS. Betaseron[R] (Chiron Corporation/Schering
AG), Avonex[R] (Biogen, Inc.) and Copaxone[R] (Teva Pharmaceuticals
Industries Ltd./Hoechst Marion Roussel Ltd.) are all based on an immunosuppression approach to the disease, rather than the growth factors approach being pursued by the Company. There can be no assurance that the introduction of these or other products that the Company is unaware of will not have an adverse affect on the Company's business, financial condition and results of operations.

     The Company will, for the foreseeable future, rely on its strategic partners for certain preclinical evaluation and clinical development of its product candidates and manufacturing and marketing of any products. In addition, the Company relies on its strategic partners, in part, for support in its drug discovery operations. The pharmaceutical companies with which the Company has collaborations are in some cases attempting to develop other products to treat diseases within the fields of the collaborations with the Company. Generally, the Company's agreements with its strategic partners do not prohibit the strategic partners from engaging in competitive activities with the Company. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by the pharmaceutical company with which the Company is collaborating in connection with such product candidate.

     Biotechnology and related pharmaceutical technology have undergone rapid and significant change. The Company expects the technology associated with the Company's research and development will continue to develop rapidly, and the Company's future success will depend in large part on its ability to maintain a competitive position with respect to this technology. Rapid technological development by the Company or others may result in compounds, products or processes becoming obsolete before the Company recovers any expenses it incurs in connection with developing such products.

PATENTS AND PROPRIETARY TECHNOLOGY

     Proprietary protection for the Company's products, technology and processes is essential to its business. The Company's policy is to protect its technology by, among other things, filing or causing to be filed patent applications for technology that it considers important to the development of its business. As of December 31, 1996, Cambridge NeuroScience had licensed or owned rights in 22 issued U.S. patents. Research and development efforts by the Company and its collaborators led to the issuance of six U.S. patents and the allowance of 12 others in 1996. In addition, 17 U.S. patent applications were filed in 1996 on behalf of the Company and its collaborators, bringing the total number of pending U.S. applications to 71. These U.S. filings have corresponding patent filings in other countries as well. Of the nine issued U.S. patents covering the NMDA ion-channel blockers and their use, none will expire prior to 2007. The Company is awaiting action on various patent applications that have either been filed by it or by academic institutions with which it collaborates.

     The Company intends to file, or cause to be filed, additional patent applications, where appropriate, relating to new product discoveries or improvements. The use of patents to protect proprietary positions for synthetic chemicals is well established within the pharmaceutical industry. While the precedents for gaining patent protection for biologically derived or produced products through recombinant DNA technology are not as well developed, many patents have been issued for products of this technology. There can be no assurance, however, that patents will provide meaningful proprietary protection to the Company, given the uncertain and complex legal and factual questions relating to their breadth and enforceability.

     There are patents held by third parties that relate to the manufacture, development and use of the Company's product candidates for which the Company has licenses. There can be no assurance that the Company will not in the future require licenses to additional patents, that such licenses will be available on commercially reasonable terms, if at all, that existing or future licenses will not be terminated or that any such termination or failure to obtain a license will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has licensed rights to inventions relating to rhGGF2 which are covered by one issued U.S. patent, several allowed U.S. patent applications and other pending patent applications in the United States and foreign countries. The Company believes that its employees and those of its licensor are the original inventors and that the Company and its licensor are entitled to patent protection in the United States, but the Company is aware of a third-party patent and pending patent applications in the United States and corresponding patent applications pending in some foreign countries that, if issued and valid, may be construed to cover aspects of the Company's rhGGF2 product candidates. There can be no assurance that the claims of the U.S. patent issued to the third party are not infringed, and that the claims of future patents issuing from the third-party patent applications, if any, will not be infringed by the Company's proposed manufacture, use or sale of products based on the rhGGF2 technology. There can be no assurance that Cambridge NeuroScience would prevail in any legal action seeking damages or injunctive relief for infringement of the existing third-party patent or any patent that might issue from such third-party applications or that any license required under such patent would be available or, if available, would be available on commercially reasonable terms. Failure to obtain a required license or to successfully establish non-infringement of, or the invalidity or unenforcability of, such third-party patents could preclude the manufacture, sale and use of the Company's products based on such rhGGF2 technology.

     Patents granted to the Company in any areas of the Company's technology may be subject to interference proceedings in the United States or opposition proceedings in foreign countries brought by third parties. There can be no assurance that the Company would prevail in any such proceedings or that such proceedings would not result in a material adverse effect on the Company's business, financial condition or results of operations. An unfavorable decision in an interference or opposition proceeding may have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company also relies upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, the Company maintains a policy of requiring employees, Science Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are designed both to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights and to provide for ownership in the Company of proprietary technology developed at the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. In addition, whenever the U.S. government funds research programs, it may obtain nonexclusive rights to patented subject matter otherwise subject to exclusive rights.

GOVERNMENT REGULATION

     The manufacture and marketing of pharmaceutical products in the United States require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, as well as to the manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug ("IND") application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I clinical trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II clinical trials are designed to provide additional information on dosing and safety in a limited patient population; on occasion, they may provide evidence of product efficacy. Phase III clinical trials are large-scale studies designed to provide statistically valid proof of efficacy as well as safety in the target patient population. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis, and expense. In responding to an NDA or a PLA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

     Prior to marketing, any product developed by Cambridge NeuroScience must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit, or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

     Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality-control and manufacturing procedures conform on an ongoing basis with GMP. In complying with GMP, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed, it is subject to periodic inspections by the FDA.

     The requirements, which the Company must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries, can be as rigorous and costly as those described above.

     The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with the Company's research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures or the competitive position of the Company. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

REIMBURSEMENT

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In particular, the Company anticipates that a large percentage of patients who receive CERESTAT for the treatment of stroke will be covered by Medicare and be subject to limitations on reimbursement. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected.

     The Company's business may be materially adversely affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to put pressure on pharmaceutical pricing. Such initiatives and proposals, if adopted, could decrease the price that the Company receives for any products it may develop and sell in the future and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on other pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's potential products, the Company's ability to commercialize its potential products may be adversely affected.

EMPLOYEES

     As of December 31, 1996, the Company had 73 full-time employees, of whom 57 were engaged in research and development and 16 in administration and finance. Doctorates or other advanced degrees are held by 41 of the Company's employees. Each of the Company's employees has signed a confidentiality agreement. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 1 (A).  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                NAME                   AGE                POSITION
-------------------------------------  ---   -----------------------------------
Elkan R. Gamzu.......................  54    President; Chief Executive Officer;
                                             Director
Robert N. McBurney...................  49    Senior Vice President, Research;
                                             Chief Scientific Officer
Harry W. Wilcox, III.................  42    Senior Vice President, Finance and
                                             Business Development; Chief
                                             Financial Officer; Treasurer;
                                             Assistant Secretary
Ross S. Gibson.......................  38    Chief Administrative Officer;
                                             Assistant Secretary

     ELKAN R. GAMZU, PH.D., joined the Company as Vice President of Development in October 1989. Dr. Gamzu served as President, Chief Operating Officer, and Director of the Company from June 1990 through December 1993, at which time he became Chief Executive Officer. Prior to joining the Company, Dr. Gamzu held a number of positions at the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company from 1985 to 1989, most recently as Vice President, Drug Development. Prior thereto, he held various positions at Hoffmann-LaRoche, Inc., from 1971 to 1985. Dr. Gamzu's industry experience includes efforts to develop products to treat severe neurological and psychiatric disorders such as Alzheimer's disease, epilepsy, schizophrenia, and depression. While at Warner-Lambert Company, he focused on the development of tacrine (Cognex[R], the first drug approved in the United States for use in the treatment of Alzheimer's disease, and gabapentin (Neurontin[R] for use in the treatment of epilepsy. Dr. Gamzu earned a B.A. degree in Psychology and Sociology from Hebrew University (Jerusalem, Israel), and M.A. and Ph.D. degrees in Psychology from the University of Pennsylvania.

     ROBERT N. MCBURNEY, PH.D., joined the Company as Director of Electrophysiology and Cell Biophysics in December 1987, and served as Vice President, Research from June 1990 through December 1993, at which time he became Senior Vice President, Research and Chief Scientific Officer. Prior to joining Cambridge NeuroScience, Dr. McBurney served from 1984 to 1987 as the Assistant Director of the Medical Research Council Neuroendocrinology Unit in Newcastle upon Tyne, England. Dr. McBurney earned B.Sc. and Ph.D. degrees in Physiology from the University of New South Wales, and conducted postdoctoral studies in Neurophysiology at Cambridge University and the National Institutes of Health. Dr. McBurney has had numerous articles published on neurophysiology in various scientific journals.

     HARRY W. WILCOX, III, joined the Company as Senior Vice President, Finance and Business Development and Chief Financial Officer in December 1995. Prior to joining Cambridge NeuroScience, Mr. Wilcox served as Vice President, Finance and Chief Financial Officer of Cellcor, Inc., a biotechnology company, since 1990. While at Cellcor, Mr. Wilcox was also named Treasurer and Senior Vice President of Business Development. From 1988 to 1990, he was a founder and general partner and Chief Financial Officer of Highland Capital Partners, L.P., a venture capital firm. From 1983 to 1987, Mr. Wilcox was Controller, Vice President of Finance and Chief Financial Officer at Charles River Ventures, Inc. a venture capital firm. Mr. Wilcox earned an M.B.A. degree from Boston University and a B.A. degree in Finance from the University of Arizona. Mr. Wilcox is a Certified Public Accountant.

     ROSS S. GIBSON joined the Company as Manager, Human Resources in April 1992, and served as Director of Human Resources from September 1992 to April 1994, and as Senior Director of Corporate Resources from April 1994 to March 1995, at which time he was appointed as Chief Administrative Officer. Prior to joining the Company, Mr. Gibson served from 1989 to 1992 as Manager, Human Resources, at Lifeline Systems, Inc., a personal emergency response systems company, and prior thereto he served for two years as



---------------

     Cognex[R] and Neurontin[R] are registered trademarks of the Warner-Lambert Company.

Senior Benefits Specialist at Lotus Development Corp., a computer company Mr. Gibson earned his M.A. degree in Management from Brandeis University and a B.A. degree in Social-Psychology from Tufts University.

ITEM 2.  PROPERTIES

     As of December 31, 1996, the Company has facilities in Cambridge, Massachusetts, where it leases and occupies a total of approximately 42,000 square feet of space, which includes approximately 33,000 square feet of research laboratories. The description of the lease terms is incorporated by reference from Note G to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor either of its subsidiaries is a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the over-the-counter market under the symbol "CNSI" and is included in the Nasdaq National Market System. The following table sets forth the high and low sales prices for the Company's Common Stock on the Nasdaq National Market System for the periods indicated:

                                                           HIGH     LOW
                                                           ----     ---
        January 1 - March 31, 1995.....................      6       4
        April 1 - June 30, 1995........................      6 5/8   4 3/8
        July 1 - September 30, 1995....................     14       5 1/2
        October 1 - December 31, 1995..................     10 3/4   7 1/8

        January 1 - March 31, 1996.....................     14 3/4   8 1/2
        April 1 - June 30, 1996........................     13 1/2   7 3/8
        July 1 - September 30, 1996....................      9 1/4   6 3/4
        October 1 - December 31, 1996..................     15 1/4   8 1/2

     There were approximately 180 holders of record of Common Stock and approximately 3,000 beneficial owners as of December 31, 1996. The Company has never declared nor paid any cash dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following selected financial data are derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                         1992         1993         1994        1995         1996
                                       --------     --------     --------     -------     --------
                                                (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $    647     $    417     $    299     $ 8,218     $  2,396
Operating expenses:
     Research and development........    12,193       12,763       12,722      13,850       13,978
     General and administrative......     3,047        3,488        2,863       2,158        2,585
                                       --------     --------     --------     -------     --------
Total operating expenses.............    15,240       16,251       15,585      16,008       16,563
                                       --------     --------     --------     -------     --------
Loss from operations.................   (14,593)     (15,834)     (15,286)     (7,790)     (14,167)
Interest income, net.................     1,153          365          401         736        1,178
                                       --------     --------     --------     -------     --------
Net loss.............................  $(13,440)    $(15,469)    $(14,885)    $(7,054)    $(12,989)
                                       ========     ========     ========     =======     ========
Net loss per share (1)...............  $  (1.56)    $  (1.79)    $  (1.46)    $ (0.59)    $  (0.93)
                                       ========     ========     ========     =======     ========
Weighted average shares
  outstanding........................     8,618        8,634       10,230      11,927       13,980
                                       ========     ========     ========     =======     ========

                                                              DECEMBER 31,
                                       -----------------------------------------------------------
                                         1992         1993         1994        1995         1996
                                       --------     --------     --------     -------     --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............  $ 25,077     $  7,907     $  6,269     $21,937     $ 26,664
Working capital......................    21,885        4,814        3,493      17,651       18,362
Total assets.........................    28,455       11,159        9,330      24,321       29,220
Total liabilities....................     5,485        3,515        3,149       4,793        9,573
Accumulated deficit..................   (39,248)     (54,716)     (69,601)    (76,655)     (89,644)
Stockholders' equity.................    22,970        7,644        6,181      19,528       19,647

---------------

(1) See Note A of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since inception, the Company has been primarily engaged in research and development. To date, Cambridge NeuroScience has not received any revenue from the sale of products. The Company has not been profitable since inception and expects to incur substantial operating losses for at least the next several years.

     Cambridge NeuroScience has financed its operations through proceeds from an initial public offering and a follow-on public offering in 1991, various private placements of preferred equity securities prior to the initial public offering, a private placement of Common Stock to institutional investors in 1994, its collaboration with BI which commenced in March 1995, two directed public offerings in 1995, its collaboration with Allergan which commenced in November 1996, research grants and investment income earned on its cash balances and short-term investments.

     In 1995, the Company entered into a collaboration with BI for the development and commercialization of CERESTAT. The Company received $15.0 million upon signing the agreement, consisting of $5.0 million in the form of an expense reimbursement and $10.0 million for 1,250,000 shares of the Company's Common Stock. In September 1996, pursuant to the agreement, BI purchased an additional 1,237,624 shares of the Company's Common Stock for $10.0 million. Pursuant to the collaboration, BI will fund 75% of the development costs for CERESTAT in the United States and Europe and all of the development costs in Japan, and the Company is entitled to receive royalties on product sales. The Company has the option to co-promote in the United States. Any co-promotion activities by the Company will result in increased sales and marketing and general and administrative expenditures.

     In November 1996, the Company entered into a collaboration with Allergan for the development of NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. In conjunction with the signing of this agreement, the Company received $3.0 million for 175,103 shares of the Company's Common Stock. Allergan will bear all of the development costs for potential products arising from the collaboration, and the Company is entitled to receive royalties on any product sales.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

  Revenues

     Research and development revenue decreased to $2.4 million for the year ended December 31, 1996 from $8.2 million for the year ended December 31, 1995, a decrease of $5.8 million. Revenue in 1995 included the receipt of $5.0 million in March 1995 upon the signing of the collaboration agreement with BI, representing reimbursement of previously incurred CERESTAT costs. Of the total research and development revenue under the BI agreement, revenue relating to current period spending was $2.3 million in 1996, compared to $3.5 million in 1995, a decrease of $1.2 million. This decrease was due to an increase in spending by BI relative to the amount spent in the fiscal period by both companies. The Company recognizes revenue from the BI collaboration in the amount that its CERESTAT development expenses exceed 25% of the CERESTAT development expenses of the Company and BI combined.

     In November 1996, the Company entered into a collaboration agreement with Allergan for the development of treatments for ophthalmic disorders, including glaucoma. Revenue in 1996 includes $114,000 received pursuant to the Allergan collaboration.

  Operating Expenses

     Operating expenses increased to $16.6 million for the year ended December 31, 1996, from $16.0 million for the same period in 1995, an increase of $600,000. Research and development expenses of $14.0 million in 1996 were comparable to those incurred in 1995. During 1996, the Company began a Phase III clinical trial of CERESTAT in TBI. It is expected that as more patients enroll in this trial and the Phase III stroke trial being conducted by BI, total costs borne by the Company will increase. The Company expects to incur significant expenses related to these trials in 1997 and thereafter, subject to the terms of the cost sharing arrangement with BI. In addition, continued activity relating to the development of the Company's other product development programs is expected to contribute to an increase in research and development expenses. Research and development expenses were 84% of total operating expense in 1996, compared to 87% in 1995.

     General and Administrative expenses increased to $2.6 million in the year ended December 31, 1996, from $2.2 million in the same period in 1995, an increase of $400,000. This increase is due to the costs associated with higher headcount in 1996, primarily in support of the Company's business development and investor relations activities.

  Interest Income

     Interest income was $1.2 million for the year ended December 31, 1996, compared to $736,000 in the same period in 1995, an increase of $464,000. This increase reflects the higher cash balances available for investment during 1996, primarily due to the proceeds from issuances of Common Stock in the fourth quarter of 1995 and the proceeds received in 1996 pursuant to the second equity investment by BI.

  Net loss Per Share

     The net loss for the year ended December 31, 1996 increased to $13.0 million, or $0.93 per share, from $7.1 million, or $0.59 per share, for the same period in 1995. This increase in net loss per share was due primarily to the decrease in research and development revenue, offset in part by an increase in the weighted average shares outstanding from 11.9 million for the year ended December 31, 1995 to 14.0 million for the same period in 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994

  Revenues

     Research and development revenue was $8.2 million for the year ended December 31, 1995. The Company had no research and development revenue for the year ended December 31, 1994. The revenue in 1995 was received in connection with the Company's collaboration with BI and included a one-time reimbursement of $5.0 million for previously incurred CERESTAT research and development costs. Revenue from government grants decreased to $63,000 from $299,000 for the year ended December 31, 1994, a decrease of $236,000, due to the expiration of a grant in March 1995.

  Operating Expenses

     Total operating expenses increased to $16.0 million for the year ended December 31, 1995, from $15.6 million for the year ended December 31, 1994. Research and development expenses increased to $13.8 million for the year ended December 31, 1995 from $12.7 million for the year ended December 31, 1994. Costs associated with CERESTAT preclinical studies and clinical trials increased to $4.7 million for the year ended December 31, 1995 from $2.0 million for the year ended December 31, 1994, an increase of $2.7 million. Partially offsetting this increase were lower costs associated with a decrease in workforce as part of a cost-reduction program implemented in January 1995 as well as lower external costs associated with the Company's other research and development programs. Research and development expenses were 87% of total operating expenses for the year ended December 31, 1995, compared to 82% for the year ended December 31, 1994.

     General and Administrative expenses decreased to $2.2 million in the year ended December 31, 1995 from $2.9 million for the year ended December 31, 1994, a decrease of $700,000. This decrease is due primarily to cost savings associated with the reduction in workforce in January 1995 as well as to a decrease in expenses relating to the use of outside consultants for business development purposes.

  Interest Income

     Interest income increased to $736,000 for the year ended December 31, 1995 from $401,000 for the year ended December 31, 1994, an increase of $335,000. This was due to an increase in the rate of return earned on the Company's investments as well as to higher cash balances available for investment in 1995.

  Net loss Per Share

     The net loss for the year ended December 31, 1995 was $7.1 million, or $0.59 per share, compared to $14.9 million, or $1.46 per share, for the year ended December 31, 1994. The decrease in the net loss is primarily due to increased research and development revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $26.7 million at December 31, 1996, compared to $21.9 million at December 31, 1995. Pursuant to the terms of the collaboration agreement with BI and in connection with the commencement of the pivotal stroke trial by BI, the Company received a milestone payment in September 1996 of $10.0 million, before related costs of $300,000, in exchange for 1,237,624 shares of the Company's common stock. In addition, in 1996 the Company received $6.8 million in advances against reimbursable expenses pursuant to the BI collaboration, of which $2.3 million was recognized as research and development revenue in 1996. The difference between advances received and revenue recognized is recorded as research and development advances and may be subject to repayment to BI.

     In November 1996, the Company entered into a collaboration agreement with Allergan for the development of treatments for ophthalmic disorders, including glaucoma. Upon signing the agreement, the Company received $3.0 million in exchange for 175,103 shares of the Company's Common Stock. At December 31, 1996, the Company had received $364,000 from Allergan, pursuant to the funding agreement, of which $114,000 was recognized as revenue in 1996. In 1996, the Company used $7.7 million for operating purposes and $467,000 for the purchase of equipment, furniture and fixtures.

     The Company and BI began two large clinical trials in 1996. These trials are expected to involve approximately 1,600 patients and are expected to result in an increase in the Company's consumption of capital. The cost of both trials will be shared by the Company and BI in accordance with the terms of the collaboration agreement. The Company's obligation relative to this sharing of costs is generally 25% of total costs incurred by both parties, excluding development costs for Japan which will be borne solely by BI. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The cash reimbursement and the revenue earned are subject to each party's relative expenditures and therefore may fluctuate on a quarterly basis. The agreement provides that BI will advance cash to the Company on a quarterly basis in the event that it is expected that the Company will spend more than obligated under the agreement (25% of total amount spent by both parties). Due to the uncertainty associated with the annual estimate of spending by both companies and the timing of the relative spending, the amount and timing of advances is uncertain. On an annual basis, actual spending is reconciled with the budget and may result in the Company's repayment to BI of any excess advances. It is expected that as more patients enroll in these trials, total costs and the costs borne by the Company will increase. There can be no assurance, therefore, that the Company will receive further advances from BI in accordance with the cost sharing arrangement. The Company expects to incur significant expense related to these trials in 1997 and thereafter, subject to the cost sharing arrangement discussed above.

     Pursuant to the collaboration agreement with Allergan, the Company may receive an additional $3.0 million in research and development funding over the next three years. At December 31, 1996, the Company had received $364,000 pursuant to this funding arrangement, of which $114,000 was recognized as revenue in 1996.

     In December 1996, the Company formed a subsidiary, Cambridge NeuroScience, Partners, Inc. ("CNPI"), which will pursue the development of treatments for Alzheimer's disease and other neurological diseases, disorders or injuries. CNPI has entered into a collaboration with the J. David Gladstone Institutes ("Gladstone"). Pursuant to this collaboration agreement, Gladstone will conduct a research program over a three-year period, for which CNPI will provide at least $1.25 million in funding per year. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

     In February 1997, the Company received $28.5 million in proceeds, before related costs of $400,000, from a public offering of 2,760,000 shares of Common Stock at $11.00 per share.

     The Company believes that the existing cash and cash equivalents available at December 31, 1996 together with the net proceeds from the public offering will be sufficient to maintain operations at least through mid 1998. The BI and Allergan collaborations also provide that the Company may receive up to an additional $18.0 million and up to an additional $18.5 million, respectively, upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

     The Company's primary expenditures are expected to be in the areas of research and development, general and administrative expenses, and capital expenditures. The Company will require substantial additional funds for its research and product development programs, pursuing regulatory clearances, establishing production, sales and marketing capabilities and other operating expenses. Despite the potential future milestone payments under the BI and Allergan agreements, adequate funds for these purposes may not be available when needed on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

     The Company does not believe that inflation has had a material impact on its results of operations.

     The discussion contained in this section as well as elsewhere in this Annual Report on Form 10-K may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages F-2 through F-13 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 1(a) hereof, and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Principal Stockholders" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Employment Agreements" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following Financial Statements of the Company are included in response to Item 8 of this report:

                                                                                    PAGE
                                                                                    ----
     Index to Consolidated Financial Statements...................................  F-1
     Report of Independent Auditors...............................................  F-2
     Consolidated Balance Sheets..................................................  F-3
     Consolidated Statements of Operations........................................  F-4
     Consolidated Statements of Cash Flows........................................  F-5
     Consolidated Statement of Changes in Stockholders' Equity....................  F-6
     Notes to Consolidated Financial Statements...................................  F-7

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are included since they are either not required, not applicable, or the information is otherwise included.

     (a)(3) EXHIBITS

 3.1       Restated Certificate of Incorporation of Registrant. Filed as Exhibit 4.1 to
           Registration Statement on Form S-8, File No. 33-42933, and incorporated herein by reference.

 3.3       By-laws of Registrant. Filed as Exhibit 4.2 to Registration Statement on Form S-8,
           File No. 33-42933, and incorporated herein by reference.

 4.1       Specimen Stock Certificate for Common Stock, $.001 par value. Filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 33-40078, and incorporated herein by reference.

10.1       Stockholders' Agreement dated December 29, 1988 among the Company and certain investors, as amended by Waiver and Consent dated as of February 5, 1991. Filed as
           Exhibit 10.3 to Registration Statement on Form S-1, File No. 33-40078, and
           incorporated herein by reference.

10.2       Scientific Advisor Agreement dated September 10, 1986 and amendment dated December
           6, 1986 between the Company and Dr. Joseph Martin. Filed as Exhibit 10.5 to
           Registration Statement on Form S-1, File No. 33-40078, and incorporated herein by reference.

10.3       Form of Stockholders' Agreement dated March 19, 1987 among the Company and certain stockholders. Filed as Exhibit 10.6 to Registration Statement on Form S-1, File
           No. 33-40078, and incorporated herein by reference.

                                      25

10.4       Form of Restricted Stock Purchase Agreement with a certain Director and executive officers. Filed as Exhibit 10.8 to Registration Statement on Form S-1, File No.
           33-40078, and incorporated herein by reference.

10.5       Common Stock Purchase Warrant dated February 15, 1991 with Aeneas Venture
           Corporation. Filed as Exhibit 10.9 to Registration Statement on Form S-1, File No.
           33-40078, and incorporated herein by reference.

10.6       Form of Waiver, Consent and Agreement dated as of April 22, 1991 between the
           Company and certain investors. Filed as Exhibit 10.10 to Registration Statement on
           Form S-1, File No. 33-40078, and incorporated herein by reference.

10.9*      Letter Agreement dated June 5, 1990 between the Company and Elkan R. Gamzu, Ph.D.
           Filed as Exhibit 10.13 to Registration Statement on Form S-1, File No. 33-40078,
           and incorporated herein by reference.

10.11*     1991 Equity Incentive Plan, as amended. Filed as Exhibit 99.1 to the Registration
           Statement on Form S-8, File No. 333-05431, as filed with the Commission on June 7,
           1996, and incorporated herein by reference.

10.12*     1992 Director Stock Option Plan. Filed as Exhibit 10.12 to the Annual Report on
           Form 10-K for the period ended December 31, 1992, as filed with the Commission on
           March 28, 1993, and incorporated herein by reference.

10.13      Lease for One Kendall Square dated July 16, 1992 between the Company and the
           Trustees of Old Kendall Realty Trust and addendum dated as of September 22, 1992
           (the "Lease"). Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the
           period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference. Addendum dated September 22, 1993, filed as
           Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31,
           1993, as filed with the Commission on February 14, 1994, and incorporated herein by reference. Addendum dated March 11, 1996. Filed herewith.

10.15*     Form of Indemnification agreement between the Company and Directors and executive officers. Filed as Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference.

10.16+     Stock Purchase Agreement dated as of March 21, 1995 between the Company and
           Boehringer Ingelheim International GmbH. Filed as Exhibit 10.16 to the Annual
           Report on Form 10-K for the period ended December 31, 1994, as filed with the
           Commission on March 31, 1995, and incorporated herein by reference.

10.17+     License Agreement dated as of March 21, 1995 between the Company and Boehringer
           Ingelheim International GmbH. Filed as Exhibit 10.17 to the Annual Report on Form
           10-K for the period ended December 31, 1994, as filed with the Commission on March
           31, 1995, and incorporated herein by reference.

10.18+     Amendment to Stock Purchase Agreement and License Agreement between the Company and Boehringer Ingelheim International GmbH dated as of August 19, 1996. Filed as
           Exhibit 99.4 to Amendment No. 1 to the Current Report on Form 8-K/A dated August
           19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.19+     Collaborative Research, Development and Marketing Agreement dated as of November
           20, 1996 between the Company and Vision Pharmaceuticals L.P. Filed as Exhibit 99.1
           to Amendment No. 1 to



           the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.2+      Stock Purchase Agreement dated as of November 20, 1996 between the Company and
           Vision Pharmaceuticals L.P. Filed as Exhibit 99.2 to Amendment No. 1 to the
           Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.21+     Credit Agreement dated as of November 20, 1996 between the Company and Vision
           Pharmaceuticals L.P. Filed as Exhibit 99.3 to Amendment No. 1 to the Current
           Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on
           January 29, 1997, and incorporated herein by reference.

10.22+     Sponsored Research and Collaborative Agreement dated as of December 23, 1996 between Cambridge NeuroScience Partners, Inc. and The J. David Gladstone
           Institutes. Filed as Exhibit 99.1 to Amendment No. 1 to the Current Report on Form
           8-K/A dated December 23, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.23+     Option Agreement dated as of December 23, 1996 by and among The Regents of the
           University of California, Cambridge NeuroScience Partners, Inc., and the Company.
           Filed as Exhibit 99.2 to Amendment No. 1 to the Current Report on Form 8-K/A dated
           December 23, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.24+     Stockholders' Rights Agreement dated as of December 23, 1996 by and among the
           Company, Cambridge NeuroScience Partners, Inc., The J. David Gladstone Institutes
           and The Regents of the University of California. Filed as Exhibit 99.3 to
           Amendment No. 1 to the Current Report on Form 8-K/A dated December 23, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

21.1       Subsidiaries of the Company. Filed herewith.

23.1       Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1       Powers of Attorney. Contained on signature page hereto.

99.1       Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------

* Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.

+ Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.

     (b) REPORTS ON FORM 8-K

August 19, 1996: Collaboration agreements with Allergan, Inc.; Amendment of the collaboration agreements with Boehringer Ingelheim International, GmbH

November 21, 1996: News release announcing the collaboration with Allergan, Inc.

December 23, 1996: Collaboration agreements with The J. David Gladstone Institutes and The Regents of the University of California and the formation of a subsidiary, Cambridge NeuroScience Partners, Inc.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
     Report of Independent Auditors...............................................  F-2

     Consolidated Balance Sheets..................................................  F-3

     Consolidated Statements of Operations........................................  F-4

     Consolidated Statements of Cash Flows........................................  F-5

     Consolidated Statement of Changes in Stockholders' Equity....................  F-6

     Notes to Consolidated Financial Statements...................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CAMBRIDGE NEUROSCIENCE, INC.

     We have audited the accompanying consolidated balance sheets of Cambridge NeuroScience, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge NeuroScience, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP
                                          ---------------------
                                          ERNST & YOUNG LLP




Boston, Massachusetts
January 13, 1997, except for
Note H as to which date is February 26, 1997

                          CAMBRIDGE NEUROSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
                                            ASSETS
Current Assets
     Cash and cash equivalents.......................................    $ 21,937     $ 26,664
     Prepaid expenses and other current assets.......................         507        1,271
                                                                         --------     --------
Total Current Assets.................................................      22,444       27,935
Equipment, Furniture and Fixtures, net...............................       1,877        1,285
                                                                         --------     --------
                                                                         $ 24,321     $ 29,220
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable and accrued expenses...........................    $  3,798     $  3,789
     Research and development advances...............................         995        5,784
                                                                         --------     --------
Total Current Liabilities............................................       4,793        9,573
Stockholders' Equity
     Preferred stock, par value $.01, 10,000 shares authorized; none
      issued.........................................................          --           --
     Common stock, par value $.001, 30,000 shares authorized; 13,539 shares issued and outstanding at December 31, 1995; 15,010 at
      December 31, 1996..............................................          14           15
     Additional paid-in capital......................................      96,169      109,276
     Accumulated deficit.............................................     (76,655)     (89,644)
                                                                         --------     --------
Total Stockholders' Equity...........................................      19,528       19,647
                                                                         --------     --------
                                                                         $ 24,321     $ 29,220
                                                                         ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1994        1995         1996
                                                              --------     -------     --------
Revenues
     Research and development, net..........................               $ 8,155     $  2,396
     Government grants......................................  $    299          63           --
                                                              --------     -------     --------
                                                                   299       8,218        2,396
Operating expenses
     Research and development...............................    12,722      13,850       13,978
     General and administrative.............................     2,863       2,158        2,585
                                                              --------     -------     --------
                                                                15,585      16,008       16,563
                                                              --------     -------     --------
Loss from operations........................................   (15,286)     (7,790)     (14,167)
Interest income.............................................       401         736        1,178
                                                              --------     -------     --------
Net loss....................................................  $(14,885)    $(7,054)    $(12,989)
                                                              --------     -------     --------
Net loss per common share...................................  $  (1.46)    $ (0.59)    $  (0.93)
                                                              ========     =======     ========
Number of shares outstanding for purposes of computing net
  loss per share............................................    10,230      11,927       13,980
                                                              ========     =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1994        1995         1996
                                                              --------     -------     --------
Operating Activities
     Net loss.............................................    $(14,885)    $(7,054)    $(12,989)
     Expenses not requiring cash:
          Depreciation and amortization...................       1,081       1,134        1,059
          Common stock issued pursuant to an employee
            benefit plan..................................         169         141          194
                                                              --------     -------     --------
                                                               (13,635)     (5,779)     (11,736)
     Changes in current assets and liabilities:
          Prepaid expenses and other current assets.......          48        (133)        (764)
          Accounts payable and accrued expenses...........        (365)        648           (9)
          Research and development advances...............          --         995        4,789
                                                              --------     -------     --------
                                                                  (317)      1,510        4,016
                                                              --------     -------     --------
     Cash used for operating activities...................     (13,952)     (4,269)      (7,720)
Investing Activities
     Purchase of equipment, furniture and fixtures, net of
       disposals..........................................        (939)       (323)        (467)
                                                              --------     -------     --------
     Cash used for investing activities...................        (939)       (323)        (467)
Financing Activities
     Sales of common stock, net of offering costs of $957
       in 1994 and $905 in 1995...........................      13,253      10,927          214
     Issuance of common stock pursuant to stock purchase
       agreements, net of costs of $667 in 1995 and $300
       in 1996............................................          --       9,333       12,700
                                                              --------     -------     --------
     Cash provided by financing activities................      13,253      20,260       12,914
                                                              --------     -------     --------
Net Increase (Decrease) in Cash and Cash Equivalents......      (1,638)     15,668        4,727

Cash and Cash Equivalents at Beginning of Year............       7,907       6,269       21,937
                                                              --------     -------     --------
Cash and Cash Equivalents at End of Year..................    $  6,269     $21,937     $ 26,664
                                                              ========     =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK        ADDITIONAL                       TOTAL
                                        ------------------      PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                        SHARES      AMOUNT      CAPITAL         DEFICIT         EQUITY
                                        -------     ------     ----------     -----------   --------------
Balance at December 31, 1993..........    8,643      $ 9         $ 62,351       $(54,716)       $ 7,644
     Sale of common stock, pursuant to
       a private placement, net of
       offering costs of $957.........    2,100         2          13,216                        13,218
     Common stock, issued pursuant to
       employee benefit plans.........       38                       196                           196
     Repurchase of common stock.......       (8)
     Exercise of options..............        1                         8                             8
     Net loss.........................                                           (14,885)       (14,885)
                                        -------       ---        --------       --------        -------
Balance at December 31, 1994..........   10,774        11          75,771        (69,601)         6,181
     Sale of common stock, net of
       offering costs of $730.........    1,200         1           8,869                         8,870
     Sale of common stock, net of
       offering costs of $175.........      188                     1,325                         1,325
     Common stock issued pursuant to a
       stock purchase agreement, net
       of costs of $667...............    1,250         1           9,332                         9,333
     Common stock, issued pursuant to
       employee benefit plans.........       34         1             186                           187
     Exercise of options..............       93                       686                           686
     Net loss.........................                                            (7,054)        (7,054)
                                        -------       ---        --------       --------        -------
Balance at December 31, 1995..........   13,539        14          96,169        (76,655)        19,528
     Common stock issued pursuant to
       stock purchase agreements, net
       of costs of $300...............    1,413         1          12,699                        12,700
     Common stock, issued pursuant to
       employee benefit plans.........       28                       243                           243
     Exercise of options..............       30                       165                           165
     Net loss.........................                                           (12,989)       (12,989)
                                        -------       ---        --------       --------        -------
Balance at December 31, 1996..........   15,010       $15        $109,276       $(89,644)       $19,647
                                        =======       ===        ========       ========        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business. Cambridge NeuroScience, Inc. (the "Company") is engaged in the discovery, development and commercialization of proprietary pharmaceuticals to prevent, reduce, or reverse damage caused by severe disorders of, or injuries to, the nervous system. The Company's product candidates and programs include
(i) ion-channel blockers for the treatment and prevention of brain damage resulting from traumatic brain injury ("TBI"), stroke and surgery, as well as for the treatment of certain forms of neuropathic pain, and (ii) growth factors for the treatment of multiple sclerosis and peripheral neuropathies. CERESTAT[R], the Company's most advanced product candidate, is a small molecule ion-channel blocker currently in Phase III clinical trials for the treatment of both TBI and stroke. To date, the Company has funded its operations through proceeds from public and private offerings of its equity securities and from payments received pursuant to research and development collaborations.

     Principles of Consolidation. The consolidated financial statements include the accounts of Cambridge NeuroScience, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. See Note F.

     Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Impact of Recently Issued Accounting Standards. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996. The adoption of this Statement had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

     Cash and Cash Equivalents. The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company's policy regarding investments, pending their use, is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. Accordingly, at December 31, 1995 and 1996, $21.6 million and $26.2 million, respectively, were invested in a U.S. Government portfolio investment fund that consists principally of U.S. Government and agency obligations and repurchase agreements. Given the short-term nature of these investments and their availability for use in the Company's current operations, these amounts are classified as "available-for-sale." Management determines the appropriate classification of its securities at the time of purchase and reevaluates such classification at each balance sheet date. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of Stockholders' Equity. At December 31, 1995 and 1996, the cost of these investments approximated fair market value.

     Equipment, Furniture and Fixtures. Equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Equipment, furniture and fixtures...........................................  3-5 years
Leasehold improvements......................................................  Term of the lease

                          CAMBRIDGE NEUROSCIENCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock Based Compensation. The Company accounts for its stock based compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." See Note E.

     Revenue Recognition. Research and development revenue is recognized as earned and represents reimbursement of the Company's expenditures pursuant to the terms of two collaboration agreements (see Note F). Revenue from government grants is recorded, as earned, based on the performance requirements of the grant. Expenses relating to these collaboration agreements and to the performance requirements of government grants are recorded as research and development expenses. Payments received in advance of research and development performed are designated as research and development advances.

     Income Taxes. The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

     Significant Customers. Revenue in 1995 and 1996 consisted primarily of revenue arising from collaborative agreements (see Note F). Grants from the U.S. Government accounted for 100% of total revenues in 1994.

     Net loss per share. Net loss per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares from stock options are excluded as their effect is antidilutive.

NOTE B -- EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                                   -----------------
                                                                    1995       1996
                                                                   ------     ------
          Equipment..............................................  $4,073     $4,397
          Furniture and fixtures.................................     435        443
          Leasehold improvements.................................   2,134      2,264
                                                                   ------     ------
                                                                    6,642      7,104
          Less accumulated depreciation and amortization.........   4,765      5,819
                                                                   ------     ------
          Equipment, furniture and fixtures, net.................  $1,877     $1,285
                                                                   ======     ======

                          CAMBRIDGE NEUROSCIENCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE C -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                                   -----------------
                                                                    1995       1996
                                                                   ------     ------
          Accounts payable.......................................  $  974     $  795
          Accrued research and development expenses..............   1,381      1,394
          Accrued other..........................................   1,443      1,600
                                                                   ------     ------
                                                                   $3,798     $3,789
                                                                   ======     ======

NOTE D -- INCOME TAXES

     At December 31, 1996, the Company has a potential tax benefit of approximately $37.3 million, resulting primarily from approximately $88.0 million in net operating loss carryforwards and $3.8 million of tax credits which expire through 2011. Since the Company has incurred only losses since inception and due to the degree of uncertainty related to the ultimate use of the loss carryforwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code of 1986, as amended.

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                 1995         1996
                                                               --------     --------
          Deferred tax assets
               Net operating loss carryforwards..............   $25,500      $33,450
               Tax credits...................................     1,500        3,800
                                                                -------      -------
          Total deferred tax assets..........................    27,000       37,250
               Valuation allowance...........................   (27,000)     (37,250)
                                                                -------      -------
          Net deferred tax assets............................   $  --        $  --
                                                                =======      =======

NOTE E -- STOCKHOLDERS' EQUITY

     Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

     Equity Incentive Plans. The Company has a 1991 Equity Incentive Plan (the "Plan") which provides for the granting of options to purchase 2,100,000 shares of the Company's Common Stock. The Plan provides for the issuance or award of incentive stock options at no less than the fair market value at the date of the grant, non-qualified stock options, stock appreciation rights, performance shares, restricted Common Stock, and stock units at prices to be determined by the Board of Directors. All employees and, in the case of awards other than incentive stock options, consultants to the Company are eligible for awards under the Plan.

                          CAMBRIDGE NEUROSCIENCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In addition, the Company has a 1992 Director Stock Option Plan (the "1992 Plan") pursuant to which non-qualified stock options to purchase 20,000 shares of the Company's Common Stock are automatically granted to outside directors at fair market value upon their initial election to the Board of Directors. The 1992 Plan has reserved an aggregate of 100,000 shares for this purpose. In 1996, the Company granted options to purchase a total of 18,000 shares to three outside directors, subject to the approval by the shareholders at the next annual meeting of an amendment to the 1992 Plan. At December 31, 1996, options to purchase 58,000 shares have been granted under the plan, of which 40,000 are exercisable.

     The term of all stock options granted may not exceed ten years, and vesting generally is over a four-year period.

     The following table presents the combined activity of the two option plans for the years ended December 31, 1994, 1995 and 1996:

                                        1994                      1995                      1996
                               ----------------------    ----------------------    ----------------------
                                            WEIGHTED                  WEIGHTED                  WEIGHTED
                                             AVERAGE                   AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE                  EXERCISE
                                OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                               ---------    ---------    ---------    ---------    ---------    ---------
Outstanding at beginning of
  year.......................    973,030      $7.73      1,330,080      $6.98      1,258,973      $6.61
Granted......................    433,750       5.27        374,125       6.30        272,650       8.20
Exercised....................     (1,250)      7.50        (93,368)     10.84        (29,988)      5.50
Canceled.....................    (75,450)      6.85       (351,864)      7.48         (7,682)      6.67
                               ---------      -----      ---------      -----      ---------      -----
Outstanding at end of year...  1,330,080       6.98      1,258,973       6.61      1,493,953       6.92
                               =========      =====      =========      =====      =========      =====
Options exercisable at year
  end........................    556,608       7.93        574,772       7.18        822,347       6.91
                               =========      =====      =========      =====      =========      =====
     Weighted average fair
       value per share of
       options granted during
       the year..............                                            3.70                      4.64
                                                                        =====                     =====

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1996:

                                                                                             OPTIONS EXERCISABLE
                                                  OPTIONS OUTSTANDING                      ------------------------
                                --------------------------------------------------------                  WEIGHTED
                                                      WEIGHTED              WEIGHTED                       AVERAGE
           RANGE OF                NUMBER         AVERAGE REMAINING          AVERAGE          NUMBER      EXERCISE
        EXERCISE PRICE          OUTSTANDING    CONTRACTUAL LIFE (YRS)    EXERCISE PRICE    EXERCISABLE      PRICE
------------------------------  ------------   -----------------------   ---------------   ------------   ---------
$4.00 -   6.00................      428,108               7                  $  4.98          300,421      $  5.18
 6.063 -  9.00................      916,348               8                     7.26          393,396         7.10
 9.125 - 12.75................      149,497               6                    10.43          128,530        10.38
                                  ---------                                                   -------
                                  1,493,953                                                   822,347
                                  =========                                                   =======

                          CAMBRIDGE NEUROSCIENCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Employee Stock Purchase Plan. The 1993 Employee Stock Purchase Plan (the "ESPP") provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. No shares were issued under the ESPP in 1993. During 1994, 6,351 shares were issued at $4.25 per share. During 1995, 12,620 shares were issued at $3.61 per share. During 1996, 4,068 shares were issued at $4.99 per share and 4,118 were issued at $7.01 per share. At December 31, 1996, subscriptions were outstanding for 6,170 shares at $6.59 per share.

     FAS 123 Disclosures. The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the Stock option plans or the ESPP.

     Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1995 and 1996, as if the compensation cost for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1995 and 1996, consistent with the provisions of FAS 123:

                                                            1995                         1996
                                                  -------------------------    ------------------------
                                                  AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA
                                                  -----------    ----------    -----------    ---------
Net loss (in thousands).........................    $(7,054)       $(7,346)      $(12,989)     $(13,784)
Net loss per share..............................    $ (0.59)       $ (0.62)      $  (0.93)     $  (0.99)

     The fair value of options and shares issued pursuant to the ESPP at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                          OPTIONS                ESPP
                                                       --------------       --------------
                                                       1995      1996       1995      1996
                                                       ----      ----       ----      ----
        Expected life (years)........................   4.7       4.5         .5        .5
        Interest rate................................   6.4%      6.6%       5.9%      5.3%
        Volatility...................................  68.0%     65.0%      68.0%     65.0%

The Company has never declared nor paid dividends on any of its capital stock and does not expect to in the foreseeable future.

     The effects on 1995 and 1996 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years, respectively, of option grants under the Company's plans.

     Benefit Plans. The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, in which all eligible employees may participate. For the plan years ended December 31, 1994, 1995 and 1996, the Company matched 100% of all qualified employee contributions with Company Common Stock. Of the 200,000 shares authorized for issuance pursuant to this plan, 104,784 were issued and outstanding at December 31, 1996.

     The aggregate number of shares of Common Stock reserved and available for issuance under all stock plans was 893,174 at December 31, 1996.

NOTE F - COLLABORATIVE AGREEMENTS

     Boehringer Ingelheim International GmbH. In March 1995, the Company entered into a license and stock purchase agreement with Boehringer Ingelheim International GmbH ("BI") to collaborate on the development and commercialization of the Company's lead product, CERESTAT. On the signing of these agreements, the Company received proceeds of $15.0 million, before related costs of $1.0 million, consisting of $10.0 million for the purchase of 1,250,000 shares of the Company's Common Stock and $5.0 million for the reimbursement of previously incurred CERESTAT-related costs. Pursuant to the terms of these agreements and in connection with the commencement of the pivotal stroke trial by BI, the Company received a milestone payment in September 1996 of $10.0 million, before related costs of $300,000, in exchange for 1,237,624 shares of Common Stock. The terms of the agreements generally provide that BI will fund at least 75% of the development costs for the product in the United States and Europe, and 100% of the development costs in Japan. In addition, the Company may receive up to an additional $18.0 million in cash upon the achievement of certain milestones and will receive royalties on product sales. However, there can be no assurance as to when or if these milestones will be achieved. The Company has retained the right to co-promote CERESTAT in the United States and has granted BI exclusive marketing rights in other countries in exchange for royalties on product sales. BI has an option to acquire the worldwide manufacturing rights in exchange for increased royalty payments. BI has certain termination rights including the right at its sole discretion to terminate its agreement with the Company upon 90 days' written notice.

     Allergan. In November 1996, the Company entered into a collaboration agreement with Allergan Inc. ("Allergan") to develop certain NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. Upon signing the agreement, Allergan purchased 175,103 shares of the Company's Common Stock for $3.0 million. Allergan will provide an additional $3.0 million in research funding over the next three years and has established a $2.0 million line of credit for the Company. Under the terms of the credit agreement, a loan made to the Company may be convertible into Common Stock of the Company. Allergan will be responsible for the development of potential products and will bear all of the development costs. Allergan will manufacture and market products developed under the collaboration worldwide. The Company may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive a royalty on product sales. There can be no assurance as to when or if these milestones will be achieved. Allergan has certain termination rights, including the right, which is shared by the Company, to terminate the agreement upon 90 days prior written notice of an uncured material breach by the other party. As of December 31, 1996, Allergan had provided $364,000 to the Company, pursuant to the funding agreement, of which $114,000 was recognized as revenue in 1996.

     Cambridge NeuroScience Partners, Inc. In December 1996, the Company entered into a collaboration agreement with The J. David Gladstone Institutes ("Gladstone") and The Regents of the University of California (the "University") for the development of treatments for Alzheimer's disease and other neurological diseases, disorders or injuries. In connection with the collaboration, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). Cambridge NeuroScience made a $1.25 million equity investment in CNPI upon the consummation of the collaboration and, as a result, owns 80% of the outstanding common stock of CNPI, with Gladstone and the University owning 15% and 5%, respectively, of the remaining outstanding shares of CNPI common stock.

     Pursuant to the terms of the collaboration, Gladstone will conduct a research program over a three-year period, for which CNPI will provide at least $1.25 million in funding per year. In the event that CNPI is unable to raise the required funds to make its research funding payments, Cambridge NeuroScience will loan CNPI, interest-free, all amounts necessary to enable CNPI to make such payments. Such debt will be convertible into securities of CNPI under certain circumstances in accordance with the stockholders' rights agreement. The Company has guaranteed CNPI's obligations with respect to the collaboration, including CNPI's financial obligations. CNPI has a three-year option to acquire an exlcusive royalty-bearing license to intellectual property developed in the field of research under the collaboration. Included in research and development expense in 1996 was $51,000 expense relating to this agreement. The agreement is generally subject to termination upon 60 days prior written notice of an uncured material breach.

                          CAMBRIDGE NEUROSCIENCE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Research and development revenue. Research and development revenue pursuant to the BI collaboration represents the excess of the Company's expenditures over its obligations for the year (generally 25% of total spent by both parties). Under the terms of the agreements, an accounting of annual total costs incurred by both parties will occur 120 days after year end. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The calculation of revenue for the years ended December 31, 1995 and 1996 was based in part upon an estimate of costs incurred by BI during the contract period. Research and development revenue in 1996 includes $2.3 million earned pursuant to the BI collaboration. Revenue in 1995 included the reimbursement by BI of the $5.0 million of costs incurred prior to signing the agreements, net of related costs of $333,000 (see discussion above), as well as $3.5 million representing the excess of the Company's expenditures over its obligation for 1995. During 1995 and 1996, BI remitted to the Company a predetermined amount, on a quarterly basis, in the form of advances against the estimated reimbursable costs for that contract period. At December 31, 1995 and 1996, the difference of $995,000 and $5.8 million, respectively, between cash advances received and revenue recognized is recorded as research and development advances.

NOTE G -- COMMITMENTS

     The Company leases its office and research facilities under the terms of a five-year agreement, which expires June 1997. The agreement contains an option to extend the lease for an additional five-year period. In March 1996, the Company signed an addendum to the lease agreement, extending the lease for one year, to expire in June 1998. Under the terms of this lease, the Company pays the property taxes, insurance, maintenance, and expenses related to the leased property. Minimum future obligations under the terms of the facilities lease are (in thousands):

        1997...................................................................  $784
        1998...................................................................   392

     Total rent expense relating to this lease was approximately $1.1 million in each of the years ended December 31, 1994, 1995, and 1996.

     In connection with the Company's guarantee of the obligations of its majority-owned subsidiary, CNPI, and an employment agreement with an executive officer, the Company has total non-cancelable commitments of approximately $3.5 million at December 31, 1996 (see Note F).

NOTE H -- SUBSEQUENT EVENTS

     In February 1997, the Company received proceeds from a public offering of $28.5 million, before related costs of $400,000. Pursuant to this offering, the Company sold 2,760,000 shares of its Common Stock at a price of $11.00 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 15, 1997
                                          CAMBRIDGE NEUROSCIENCE, INC.

                                          BY: /s/ HARRY W. WILCOX, III
                                             -----------------------------------
                                             Harry W. Wilcox, III
                                             Principal Financial and Accounting
                                              Officer

                              POWER OF ATTORNEY

     We, the undersigned Directors of Cambridge NeuroScience, Inc., hereby severally constitute and appoint Elkan R. Gamzu, Ross S. Gibson, Robert N. McBurney, Harry W. Wilcox, III and William T. Whelan and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, the Annual Report on Form 10-K of Cambridge NeuroScience, Inc., for fiscal year 1996, and any and all amendments thereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming our signatures as they may be signed by said attorneys to said Annual Report and amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     WITNESS our hands on the dates set forth below:

                SIGNATURE                                TITLE                       DATE
------------------------------------------   -----------------------------      ---------------

/s/ ELKAN R. GAMZU                           Principal Executive Officer        March 15, 1997
------------------------------------------   and Director
Elkan R. Gamzu

/s/ HARRY W. WILCOX, III                     Principal Financial and            March 15, 1997
------------------------------------------   Accounting Officer
Harry W. Wilcox, III

/s/ NANCY S. AMER                            Director                           March 15, 1997
------------------------------------------
Nancy S. Amer

/s/ BURKHARD BLANK                           Director                           March 15, 1997
------------------------------------------
Burkhard Blank

/s/ IRA A. JACKSON                           Director                           March 15, 1997
------------------------------------------
Ira A. Jackson

/s/ S. JOSHUA LEWIS                          Director                           March 15, 1997
------------------------------------------
S. Joshua Lewis

/s/ JOSEPH B. MARTIN                         Director                           March 15, 1997
------------------------------------------
Joseph B. Martin

/s/ PAUL C. O'BRIEN                          Director                           March 15, 1997
------------------------------------------
Paul C. O'Brien

/s/ PETER STALKER, III                       Director                           March 15, 1997
------------------------------------------
Peter Stalker, III

                                 EXHIBIT INDEX

NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
3.1       Restated Certificate of Incorporation of Registrant. Filed as Exhibit 4.1 to
          Registration Statement on Form S-8, File No. 33-42933, and incorporated herein by reference.

3.3       By-laws of Registrant. Filed as Exhibit 4.2 to Registration Statement on Form S-8,
          File No. 33- 42933, and incorporated herein by reference.

4.1       Specimen Stock Certificate for Common Stock, $.001 par value. Filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 33-40078, and incorporated herein by reference.

10.1      Stockholders' Agreement dated December 29, 1988 among the Company and certain investors, as amended by Waiver and Consent dated as of February 5, 1991. Filed as
          Exhibit 10.3 to Registration Statement on Form S-1, File No. 33-40078, and
          incorporated herein by reference.

10.2      Scientific Advisor Agreement dated September 10, 1986 and amendment dated December
          6, 1986 between the Company and Dr. Joseph Martin. Filed as Exhibit 10.5 to
          Registration Statement on Form S-1, File No. 33-40078, and incorporated herein by reference.

10.3      Form of Stockholders' Agreement dated March 19, 1987 among the Company and certain stockholders. Filed as Exhibit 10.6 to Registration Statement on Form S-1, File No.
          33-40078, and incorporated herein by reference.

10.4      Form of Restricted Stock Purchase Agreement with a certain Director and executive officers. Filed as Exhibit 10.8 to Registration Statement on Form S-1, File No.
          33-40078, and incorporated herein by reference.

10.5      Common Stock Purchase Warrant dated February 15, 1991 with Aeneas Venture
          Corporation. Filed as Exhibit 10.9 to Registration Statement on Form S-1, File No.
          33-40078, and incorporated herein by reference.

10.6      Form of Waiver, Consent and Agreement dated as of April 22, 1991 between the Company and certain investors. Filed as Exhibit 10.10 to Registration Statement on Form S-1,
          File No. 33-40078, and incorporated herein by reference.

10.9*     Letter Agreement dated June 5, 1990 between the Company and Elkan R. Gamzu, Ph.D.
          Filed as Exhibit 10.13 to Registration Statement on Form S-1, File No. 33-40078, and
          incorporated herein by reference.

10.11*    1991 Equity Incentive Plan, as amended. Filed as Exhibit 99.1 to the Registration
          Statement on Form S-8, File No. 333-05431, as filed with the Commission on June 7,
          1996, and incorporated herein by reference.

10.12*    1992 Director Stock Option Plan. Filed as Exhibit 10.12 to the Annual Report on Form
          10-K for the period ended December 31, 1992, as filed with the Commission on March
          28, 1993, and incorporated herein by reference.


                                 EXHIBIT INDEX

NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
10.13     Lease for One Kendall Square dated July 16, 1992 between the Company and the
          Trustees of Old Kendall Realty Trust and addendum dated as of September 22, 1992
          (the "Lease"). Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the
          period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference. Addendum dated September 22, 1993, filed as
          Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31,
          1993, as filed with the Commission on February 14, 1994, and incorporated herein by reference. Addendum dated March 11, 1996. Filed herewith.

10.15*    Form of Indemnification agreement between the Company and Directors and executive officers. Filed as Exhibit 10.15 to the Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference.

10.16+    Stock Purchase Agreement dated as of March 21, 1995 between the Company and
          Boehringer Ingelheim International GmbH. Filed as Exhibit 10.16 to the Annual Report
          on Form 10-K for the period ended December 31, 1994, as filed with the Commission on
          March 31, 1995, and incorporated herein by reference.

10.17+    License Agreement dated as of March 21, 1995 between the Company and Boehringer
          Ingelheim International GmbH. Filed as Exhibit 10.17 to the Annual Report on Form
          10-K for the period ended December 31, 1994, as filed with the Commission on March
          31, 1995, and incorporated herein by reference.

10.18+    Amendment to Stock Purchase Agreement and License Agreement between the Company and
          Boehringer Ingelheim International GmbH dated as of August 19, 1996. Filed as
          Exhibit 99.4 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19,
          1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.19+    Collaborative Research, Development and Marketing Agreement dated as of November 20,
          1996 between the Company and Vision Pharmaceuticals L.P. Filed as Exhibit 99.1 to
          Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.2+     Stock Purchase Agreement dated as of November 20, 1996 between the Company and
          Vision Pharmaceuticals L.P. Filed as Exhibit 99.2 to Amendment No. 1 to the Current
          Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January
          29, 1997, and incorporated herein by reference.

10.21+    Credit Agreement dated as of November 20, 1996 between the Company and Vision
          Pharmaceuticals L.P. Filed as Exhibit 99.3 to Amendment No. 1 to the Current Report
          on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29,
          1997, and incorporated herein by reference.

10.22+    Sponsored Research and Collaborative Agreement dated as of December 23, 1996 between
          Cambridge NeuroScience Partners, Inc. and The J. David Gladstone Institutes. Filed
          as Exhibit 99.1 to Amendment No. 1 to the Current Report on Form 8-K/A dated
          December 23, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.23+    Option Agreement dated as of December 23, 1996 by and among The Regents of the
          University of California, Cambridge NeuroScience Partners, Inc., and the Company.
          Filed as Exhibit 99.2 to Amendment No. 1 to the Current Report on Form 8-K/A dated
          December 23, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.



                                 EXHIBIT INDEX

NUMBER                                        DESCRIPTION
-------   ------------------------------------------------------------------------------------
10.24+    Stockholders' Rights Agreement dated as of December 23, 1996 by and among the
          Company, Cambridge NeuroScience Partners, Inc., The J. David Gladstone Institutes
          and The Regents of the University of California. Filed as Exhibit 99.3 to Amendment
          No. 1 to the Current Report on Form 8-K/A dated December 23, 1996, as filed with the
          Commission on January 29, 1997, and incorporated herein by reference.

21.1      Subsidiaries of the Company. Filed herewith.

23.1      Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1      Powers of Attorney. Contained on signature page hereto.

99.1      Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------

* Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.

+ Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.