Form 10-Q
period 1997-03-31
CAMBRIDGE NEUROSCIENCE INC
filed 1997-05-06
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended: MARCH 31, 1997          Commission File No.  0-19193



                          CAMBRIDGE NEUROSCIENCE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                         DELAWARE                            13-3319074
             -------------------------------         --------------------------
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
                                    Yes   X    No
                                        -----     -----

At April 30, 1997, 17,786,692 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX


                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
------------------------------                                            ------

ITEM 1 - FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets
      at March 31, 1997 and December 31, 1996                                3

   Condensed Consolidated Statements of Operations for the
      three months ended March 31, 1997 and 1996                             4

   Condensed Consolidated Statements of Cash Flows
      for the three months ended March 31, 1997 and 1996                     5

   Notes to Condensed Consolidated Financial Statements                  6 - 7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7 - 9


PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   10

SIGNATURES                                                                  11

                          CAMBRIDGE NEUROSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                      MARCH 31,        DECEMBER 31,
                                                        1997              1996
                                                     ----------        ------------
                ASSETS                               (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                          $ 50,617         $ 26,664
    Prepaid expenses and other current assets               713            1,271
                                                       --------         --------
TOTAL CURRENT ASSETS                                     51,330           27,935

Equipment, Furniture and Fixtures, net                    1,098            1,285
                                                       --------         --------

                                                       $ 52,428         $ 29,220
                                                       ========         ========
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses              $  3,476         $  3,789
    Research and development advances                     4,691            5,784
                                                       --------         --------
TOTAL CURRENT LIABILITIES                                 8,167            9,573

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01,
      10,000 shares authorized; none issued                --               --
    Common stock, par value $.001,
      30,000 shares authorized; 17,785 shares
      issued and outstanding at March 31, 1997;
      15,010 at December 31, 1996                            17               15
    Additional paid-in capital                          137,538          109,276
    Accumulated deficit                                 (93,294)         (89,644)
                                                       --------         --------
TOTAL STOCKHOLDERS' EQUITY                               44,261           19,647
                                                       --------         --------

                                                       $ 52,428         $ 29,220
                                                       ========         ========





The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1997             1996
                                                 ----------       -----------
Revenues
     Research and development                      $ 1,094          $ 1,070

Operating expenses
     Research and development                        4,539            3,076
     General and administrative                        734              648
                                                   -------          -------
                                                     5,273            3,724
                                                   -------          -------

Loss from operations                                (4,179)          (2,654)

Interest income                                        529              283
                                                   -------          -------

Net loss                                           $(3,650)         $(2,371)
                                                   =======          =======

Net loss per common share                          $ (0.22)         $ (0.18)
                                                   =======          =======
Number of shares outstanding for
  purposes of computing net loss per share
                                                    16,614           13,547
                                                   =======          =======







The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
OPERATING ACTIVITIES
     Net loss                                           $(3,650)        $(2,371)
     Expenses not requiring cash:
       Depreciation and amortization                        222             261
       Common stock issued pursuant to
         an employee benefit plan                            66              50
                                                        -------         -------
                                                         (3,362)         (2,060)

     Changes in current assets and liabilities:
       Prepaid expenses and other current assets            558             (43)
       Accounts payable and accrued expenses               (313)           (941)
       Research and development advances                 (1,093)          1,203
                                                        -------         -------
                                                           (848)            219
                                                        -------         -------
       Cash used for operating activities                (4,210)         (1,841)

INVESTING ACTIVITIES
     Purchase of equipment, furniture and
       fixtures, net of disposals                           (35)            (41)
                                                        -------         -------
       Cash used for investing activities                   (35)            (41)

FINANCING ACTIVITIES
     Sales of common stock, net of offering
      costs and repurchases                              28,198              33
                                                        -------         -------
      Cash provided by financing activities              28,198              33
                                                        -------         -------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   23,953          (1,849)

Cash and cash equivalents at beginning of period         26,664          21,937
                                                        -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $50,617         $20,088
                                                        =======         =======






The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

     The consolidated financial statements presented as of December 31, 1996 are derived from the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which will be adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of FAS 128 is not expected to have any impact on the Company's earnings per share due to the fact that the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options are excluded as their effect is antidilutive.

3.   RESEARCH AND DEVELOPMENT REVENUE
     --------------------------------

     The Company recognizes research and development revenue as earned and such revenue represents reimbursement of the Company's expenditures pursuant to the terms of two collaboration agreements. Pursuant to the Company's agreement with Boehringer Ingelheim International GmbH ("BI"), the Company is obligated to fund approximately 25% of the development expenses for CERESTAT(1) in the United States and Europe. Revenue earned pursuant to this agreement represents reimbursement by BI of expenditures by the Company in excess of the 25% required under the agreement. The Company accounts for research and development revenue from BI using the percentage of completion method, based on the relationship between estimated costs incurred to date compared with total estimated costs for the year. Total estimated costs for the year are reviewed quarterly and revenue earned in the current period is adjusted for the impact of revisions to the estimated reimbursable costs.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.   RESEARCH AND DEVELOPMENT REVENUE, CONTINUED
     -------------------------------------------

As a result, revenue earned by the Company may fluctuate on a quarterly basis. Cash received in advance of research and development performed is designated as a research and development advance.

     In November 1996, the Company entered into a collaboration agreement with Allergan, Inc. ("Allergan") for the development of treatments for ophthalmic disorders, including glaucoma. Pursuant to this agreement, Allergan will provide $1.0 million in research funding per year for the next three years. Revenue pursuant to this agreement is recognized as payments are received, on a quarterly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues

     Research and development revenues were $1.1 million for the three month period ended March 31, 1997 and were comparable to research and development revenues earned in the same period in 1996. Research and development revenues in the first quarter of 1997 included $844,000 pursuant to the collaboration agreement with BI, compared to $1.1 million in the same period in 1996. This decrease reflects an increase in total costs associated with the ongoing clinical trials of CERESTAT as well as a shift in the costs incurred by BI relative to the total costs incurred by both partners. Revenue pursuant to this collaboration agreement represents reimbursement of the excess of the Company's expenditures over its funding obligation under the agreement (see Note 3 to the Condensed Consolidated Financial Statements) and may fluctuate on a quarterly basis. In November 1996, the Company entered into a collaboration agreement with Allergan. Pursuant to this agreement, $250,000 was included in research and development revenues for the first quarter of 1997.

Operating Expenses

     Total operating expenses were $5.3 million in the first quarter of 1997, compared to $3.7 million in the same period in 1996, an increase of $1.6 million. Research and development expenses increased by $1.4 million to $4.5 million in the three months ended March 31, 1997, from $3.1 million in 1996 due primarily to costs associated with the increasing patient enrollment in the Phase III clinical trial of CERESTAT in traumatic brain injury, which commenced in the first quarter of 1996. The Company is also incurring increasing costs associated with preclinical studies of certain of its other product development programs, as they progress toward clinical trials.

     General and administrative expenses increased to $734,000 in the first quarter of 1997, compared to $648,000 in the same period in 1996. This increase reflects expenses associated with the addition of a director of marketing in the third quarter of 1996 as well as an increased use of outside consultants to support the Company's investor relations and business development activities.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Interest Income

     Interest income for the three months ended March 31, 1997 was $529,000, compared to $283,000 for the same period in 1996. This increase is due to higher cash balances available for investment as a result of an equity investment by BI in September 1996 as well as the public offering of the Company's Common Stock in the first quarter of 1997.

Net Loss Per Share

     The net loss for the first quarter of 1997 was $3.7 million or $0.22 per share, compared to $2.4 million or $0.18 per share for the same period in 1996. The increase in net loss reflects an increase in research and development expenses. Partially offsetting the increase in research and development expenses was an increase in the weighted average shares outstanding as a result of the sale of 1,237,624 shares of common stock to BI in September 1996 and the public offering of 2,760,000 shares of Common Stock in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $50.6 million at March 31, 1997, compared to $26.7 million at December 31, 1996. In February 1997, the Company completed a public offering of 2,760,000 shares of common stock at a price to the public of $11.00 per share and received net proceeds of $28.1 million. In the first quarter of 1997, the Company used $4.2 million for operating purposes.

     The Company and BI began two large clinical trials in 1996. These trials are expected to involve approximately 1,600 patients. As of March 31, 1997, over 700 patients were enrolled in these trials. The cost of both trials will be shared by the Company and BI in accordance with the terms of the collaboration agreement. It is expected that as the number of patients enrolled in the trials increases, total costs for the trials and the costs borne by the Company will increase. The Company is obligated to fund 25% of the development costs incurred under the collaboration agreement in the United States and Europe. BI is required to fund the remaining 75% of such costs and all of the development costs in Japan. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The agreement provides that BI will advance cash to the Company in the event that it is expected that the Company will spend more than obligated under the agreement. On an annual basis, actual spending is reconciled with the budget and may result in the Company's repayment to BI of any excess advances. As of the most recent cost reconciliation in April 1997, it has been determined that, as of December 31, 1996, the Company had received approximately $4.9 million in advances in excess of reimbursement earned. The Company has not received any cash advances from BI to-date in 1997. The Company expects to repay the prior year excess advances to BI before the end of 1997.

     Pursuant to the agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research funding through 1999, of which the Company has received $364,000 as of March 31, 1997. Under the agreement, Allergan is responsible for the development of potential products and will bear all of the associated costs.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     In December 1996, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. (CNPI), to pursue the development of treatments for Alzheimer's disease and other neurological disorders. CNPI entered into a collaboration agreement with the J. David Gladstone Institutes (Gladstone). Pursuant to this collaboration, Gladstone will conduct a research program over a three year period, for which CNPI will provide at least $1.25 million in funding per year. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

     The Company believes that the existing cash and cash equivalents available at March 31, 1997 will be sufficient to maintain operations through 1998. The BI and Allergan collaboration agreements also provide that the Company may receive up to an additional $18.0 million and up to an additional $18.5 million, respectively, upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

     The Company's primary expenditures are expected to be in the areas of research and development, general and administrative expenses, and capital expenditures. The Company will require substantial additional funds for its research and product development programs, for pursuing regulatory clearances, for establishing production, sales and marketing capabilities and for other operating expenses. Despite the potential future milestone payments under the BI and Allergan agreements, adequate funds for these purposes may not be available when needed on terms acceptable to the Company, or at all. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

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



(1) CERESTAT is a registered trademark of Boehringer  Ingelheim  International
GmbH.

                          CAMBRIDGE NEUROSCIENCE, INC.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

      27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1997 (for electronic filing only)

          (b)  Reports on Form 8-K

      None

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAMBRIDGE NEUROSCIENCE, INC.



Date       May 1, 1997                   /s/ Elkan R. Gamzu
     --------------------------          --------------------------------------
                                         Elkan R. Gamzu
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date       May 1, 1997                   /s/ Harry W. Wilcox, III
     --------------------------          --------------------------------------
                                         Harry W. Wilcox, III
                                         Senior Vice President, Finance and
                                         Business Development
                                         (Principal Financial and Accounting
                                         Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.


                                  EXHIBIT INDEX


Exhibit
Number                         Description
------                         -----------

   27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1997 (for electronic filing only)