Form 10-Q
period 1997-06-30
CAMBRIDGE NEUROSCIENCE INC
filed 1997-08-11
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: JUNE 30, 1997                    Commission File No. 0-19193



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



                        ONE KENDALL SQUARE, BUILDING 700
                               CAMBRIDGE, MA 0213
                        --------------------------------
           (Address of principal executive offices including zip code)


                                  617-225-0600
                                  ------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

At July 31, 1997, 17,821,360 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX
                                      -----


                                                                                                PAGE
PART I -  FINANCIAL INFORMATION                                                                NUMBER
-------------------------------                                                                ------

ITEM 1 -  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        at June 30, 1997 and December 31, 1996                                                   3

     Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 1997 and 1996                                      4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1997 and 1996                                          6

     Notes to Condensed Consolidated Financial Statements                                      7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        8 - 12


PART II - OTHER INFORMATION
---------------------------

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    13

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                                       13

SIGNATURES                                                                                       14

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                  JUNE 30,            DECEMBER 31,
                                                                    1997                 1996
                                                               --------------       ---------------
                               ASSETS                           (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                     $34,332               $  26,664
    Marketable Securities                                          11,575                       -
    Prepaid expenses and other current assets                       1,394                   1,271
                                                                  -------               ---------
TOTAL CURRENT ASSETS                                               47,301                  27,935

Equipment, Furniture and Fixtures, net                                936                   1,285
                                                                  -------               ---------
                                                                  $48,237               $  29,220
                                                                  =======               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $ 3,949               $   3,789
    Research and development advances                               3,841                   5,784
                                                                  -------               ---------
TOTAL CURRENT LIABILITIES                                           7,790                   9,573

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                                    -                       -
    Common stock, par value $.001, 30,000
      shares authorized; 17,801 shares issued
      and outstanding at June 30, 1997;
      15,010 at December 31, 1996                                      18                      15
    Additional paid-in capital                                    137,630                 109,276
    Accumulated deficit                                           (97,201)                (89,644)
                                                                  -------               ---------
TOTAL STOCKHOLDERS' EQUITY                                         40,447                  19,647
                                                                  -------               ---------
                                                                  $48,237               $  29,220
                                                                  =======               =========





   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                         1997           1996
                                                                    ------------      ---------

Revenues
     Research and development                                            $ 1,100        $   676

Operating expenses
     Research and development                                              5,008          3,290
     General and administrative                                              654            592
                                                                         -------        -------
                                                                           5,662          3,882
                                                                         -------        -------
Loss from operations                                                      (4,562)        (3,206)

Interest income                                                              655            257
                                                                         -------        -------
Net loss                                                                 $(3,907)       $(2,949)
                                                                         =======        =======

Net loss per common share                                                $ (0.22)       $ (0.22)
                                                                         =======        =======

Number of shares outstanding for purposes of
 computing net loss per share                                             17,789         13,562
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

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------
                                                                           1997               1996
                                                                      -----------          ----------
Revenues
     Research and development                                            $ 2,194             $ 1,746

Operating expenses
     Research and development                                              9,547               6,366
     General and administrative                                            1,388               1,240
                                                                         -------             -------
                                                                          10,935               7,606
                                                                         -------             -------
Loss from operations                                                      (8,741)             (5,860)

Interest income                                                            1,184                 540
                                                                         -------             -------

Net loss                                                                 $(7,557)            $(5,320)
                                                                         =======             =======

Net loss per common share                                                $ (0.44)            $ (0.39)
                                                                         =======             =======
Number of shares outstanding for purposes of
 computing net loss per share                                             17,206              13,554
                                                                         =======             =======





        The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                          1997             1996
                                                                       ---------         --------
OPERATING ACTIVITIES
     Net loss                                                            $ (7,557)       $(5,320)
     Expenses not requiring cash:
      Depreciation and amortization                                           444            522
      Common stock issued pursuant to an employee benefit plan                121             77
                                                                         --------        -------
                                                                           (6,992)        (4,721)
     Changes in current assets and liabilities:
      Prepaid expenses and other current assets                              (123)          (161)
      Accounts payable and accrued expenses                                   160         (1,211)
      Research and development advances                                    (1,943)         2,801
                                                                         --------        -------
                                                                           (1,906)         1,429
                                                                         --------        -------
      Cash used for operating activities                                   (8,898)        (3,292)

INVESTING ACTIVITIES
     Purchase of equipment, furniture and fixtures, net of disposals          (95)          (125)
     Purchase of marketable securities                                    (11,575)             -
                                                                         --------         -------
      Cash used for investing activities                                  (11,670)          (125)

FINANCING ACTIVITIES
     Sales of common stock, net of offering costs and repurchases          28,236             94
                                                                         --------        -------
      Cash provided by financing activities                                28,236             94
                                                                         --------        -------
NET INCREASE/(DECREASE) IN CASH  AND CASH EQUIVALENTS                       7,668         (3,323)

Cash and cash equivalents at beginning of period                           26,664         21,937
                                                                         --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 34,332        $18,614
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

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited condensed consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

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

2.     MARKETABLE SECURITIES
       ---------------------

       The Company's policy regarding investments is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. In the second quarter of 1997, the Company broadened its choice of investment vehicles to include high-grade corporate bonds in an effort to optimize the rate of return while continuing to ensure the safety and liquidity of its investments. At June 30, 1997, the Company had $11.6 million invested in marketable securities with original maturities of greater than 90 days. As the Company intends that these investments be available for use in the Company's current operations, these amounts are classified as "available-for-sale" and included in current assets. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such classification at each balance sheet date. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of Stockholders' Equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends earned on these securities are included in investment income. At June 30, 1997, the cost of these investments approximated fair market value.

3.     LOSS PER COMMON SHARE
       ---------------------

       Net loss per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which will be adopted on December 31, 1997. FAS 128 requires companies to

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.     LOSS PER COMMON SHARE, CONTINUED
       --------------------------------

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

4.     RESEARCH AND DEVELOPMENT REVENUE
       --------------------------------

       The Company recognizes research and development revenue as earned and such revenue represents reimbursement of the Company's expenditures pursuant to the terms of two collaboration agreements. Pursuant to the Company's agreement with Boehringer Ingelheim International GmbH ("BI"), the Company is obligated to fund 25% of the development expenses for CERESTAT(1) in the United States and Europe. Revenue earned pursuant to this agreement represents reimbursement by BI of expenditures by the Company in excess of the 25% required under the agreement. The Company accounts for research and development revenue from BI using the percentage of completion method, based on the relationship between estimated costs incurred to date compared with total estimated costs for the year. Total estimated costs for the year are reviewed quarterly and revenue earned in the current period is adjusted for the impact of revisions to the estimated reimbursable costs. As a result, revenue earned by the Company may fluctuate on a quarterly basis. Cash received in advance of research and development performed is designated as research and development advances.

       In November 1996, the Company entered into a collaboration agreement with Allergan, Inc. ("Allergan") for the development of treatments for ophthalmic disorders, including glaucoma. Pursuant to this agreement, Allergan provides $1.0 million in research funding per year over a three year period. Revenue pursuant to this agreement is recognized as payments are received, on a quarterly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

       Research and development revenues were $1.1 million for the three month period ended June 30, 1997, compared to $676,000 in the same period in 1996. Research and development revenues in the second quarter of 1997 included $850,000 pursuant to the collaboration agreement with BI, compared to $676,000 in the same period in 1996. This increase reflects an increase in total costs associated with the ongoing clinical trials of CERESTAT as well as a shift in the costs incurred by the Company relative to the total costs incurred by both partners, due to the on-going enrollment of patients in the Phase III traumatic brain injury trial, managed by the Company, and the suspension of enrollment in the Phase III stroke trial, managed by BI. On June 24, 1997, the Company and BI announced the temporary suspension of enrollment of patients into the Phase III stroke trial, pending the completion of an

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

expanded benefit to risk analysis of all patients enrolled in the trial as of that date. Revenue pursuant to the BI collaboration agreement represents reimbursement of the excess of the Company's expenditures over its funding obligation under the agreement (see Note 4 to the Condensed Consolidated Financial Statements) and may fluctuate on a quarterly basis. In November 1996, the Company entered into a collaboration agreement with Allergan. Pursuant to this agreement, $250,000 was included in research and development revenues for the second quarter of 1997.

Operating Expenses

       Total operating expenses were $5.7 million in the second quarter of 1997, compared to $3.9 million in the same period in 1996, an increase of $1.8 million or 46%. Research and development expenses increased by $1.7 million, or 52%, to $5.0 million in the three months ended June 30, 1997, from $3.3 million in 1996 due primarily to costs associated with increasing patient enrollment in the Phase III clinical trial of CERESTAT in traumatic brain injury (TBI), which commenced in the first quarter of 1996. The Company is also incurring increasing costs associated with preclinical studies of certain of its other product development programs, as they progress toward clinical trials.

       General and administrative expenses increased to $654,000 in the second quarter of 1997, compared to $592,000 in the same period in 1996, an increase of $62,000 or 10%. This increase reflects expenses associated with the addition of a director of marketing in the third quarter of 1996.

Interest Income

       Interest income for the three months ended June 30, 1997 was $655,000, compared to $257,000 for the same period in 1996. This increase is due to higher cash balances available for investment as a result of an equity investment by BI in September 1996 as well as the public offering of the Company's Common Stock in the first quarter of 1997.

Net Loss Per Share

       The net loss for the second quarter of 1997 was $3.9 million or $0.22 per share, compared to $2.9 million or $0.22 per share for the same period in 1996. The increase in net loss reflects an increase in operating expenses, primarily for research and development activities, offset in part by an increase in research and development revenues and interest income. Offsetting the increase in net loss was an increase in the weighted average shares outstanding as a result of the sale of 1,237,624 shares of common stock to BI in September 1996 and the public offering of 2,760,000 shares of Common Stock in the first quarter of 1997.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

       Research and development revenues were $2.2 million in the six months ended June 30, 1997, compared to $1.7 million in the same period in 1996. Research and development revenues recognized pursuant to the BI collaboration agreement were comparable in both periods, at $1.7 million. Revenues in the first six months of 1997 also included $500,000 recognized pursuant to the Allergan collaboration agreement, which commenced in November 1996.

Operating Expenses

       Total operating expenses were $10.9 million for the six month period ended June 30, 1997, compared to $7.6 million for the same period in 1996, an increase of $3.3 million or 44%. Research and development expenses were $9.5 million in the first half of 1997, compared to $6.4 million in 1996, an increase of $3.1 million or 50%. This increase is due primarily to increased costs associated with the on-going Phase III trial of CERESTAT in TBI as well as with the increasing costs of pre-clinical activities associated with other of the Company's product development programs, which are progressing toward clinical trials. An increase in headcount, primarily to support clinical development and regulatory activities has resulted in an increase in related expenses in 1997 compared to 1996.

       General and administrative expenses were $1.4 million in the first half of 1997, compared to $1.2 million in the same period in 1996, an increase of $148,000 or 12%. This increase reflects higher costs associated with pre-marketing activities.

Interest Income

       Interest income in the first half of 1997 was $1.2 million, compared to $540,000 in the first half of 1996. This increase is due to higher cash balances available for investment as a result of an equity investment by BI in September 1996 and the public offering of the Company's Common Stock in the first quarter of 1997.

Net Loss Per Share

       The net loss for the six months ended June 30, 1997 was $7.6 million, or $0.44 per share, compared to $5.3 million, or $0.39 per share, in the same period in 1996. This increase reflects the above mentioned increase in research and development expenses, offset in part by the revenue earned pursuant to the Allergan collaboration agreement and higher interest earned on investments. Partially offsetting the increase in net loss was an increase in the number of weighted average shares outstanding during the six month period, compared to 1996, as a result of the sale of 1,237,624 shares of common stock to BI in September 1996 and the public offering of 2,760,000 shares of Common Stock in the first quarter of 1997.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

       The Company had cash and marketable securities of $45.9 million at June 30, 1997, compared to $26.7 million at December 31, 1996. In February 1997, the Company completed a public offering of 2,760,000 shares of common stock at a price to the public of $11.00 per share and received net proceeds of $28.1 million. In the first half of 1997, the Company used $8.9 million for operating purposes.

       The Company and BI began two large clinical trials in March (TBI) and July (stroke) of 1996. The cost of both trials will be shared by the Company and BI in accordance with the terms of the collaboration agreement. It is expected that as the number of patients enrolled in the trials increases, total costs for the trials and the costs borne by the Company will increase. The Company is obligated to fund 25% of the development costs incurred under the collaboration agreement in the United States and Europe. BI is required to fund the remaining 75% of such costs and all of the development costs in Japan. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. On June 24, 1997, the Company and BI announced the temporary suspension of enrollment of patients into the Phase III stroke trial, pending the completion of an expanded benefit to risk analysis of all patients enrolled in the trial as of that date. The rate of enrollment in the on-going Phase III TBI trial, which is being managed by Cambridge NeuroScience, has not been affected by the temporary suspension of the stroke trial. As a result, the amount of costs being incurred by the Company has increased relative to the total costs incurred by both partners. Future costs and related revenues associated with the CERESTAT development program will be dependent in part upon the results of the expanded interim analysis of data from the stroke trial as well as the progress of the TBI trial. Therefore, the costs and revenue recognized in the first six months of 1997 may not be indicative of the results for the full year.

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

       Pursuant to the agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research funding through 1999, of which the Company has received $614,000 as of June 30, 1997. Under the agreement, Allergan is responsible for the development of potential products and will bear all of the associated costs.

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

       The Company believes that the existing cash and marketable securities available at June 30, 1997 will be sufficient to maintain operations through 1998. The BI and Allergan collaboration agreements also provide that the Company may receive up to an additional $18.0 million and up to an additional $18.5 million, respectively, upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

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

       The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. There are certain important factors that could cause results to differ from those anticipated by the statements made herein, including, but not limited to: the continued funding of the Company's development program for CERESTAT by BI pursuant to the BI collaboration agreement; the results of the interim analyses of the phase III clinical trials of CERESTAT; the rate of enrollment of patients in the Company's current and future clinical trials and the continuation of enrollment in the Company's Phase III clinical trial for stroke; the Company's ability to establish and maintain collaborative arrangements with third parties; technical risks associated with the development of new products; and the competitive environment of the biotechnology industry. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

(1) CERESTAT is a registered trademark of Boehringer Ingelheim International
GmbH.

                          CAMBRIDGE NEUROSCIENCE, INC.


PART II - OTHER INFORMATION
---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Company's Annual Meeting of stockholders held on Monday, April 28, 1997, the following individuals were elected directors of the Company:

                                                                  Votes
                                  --------------------------------------------------------------------
              Nominee                For              Against        Abstentions      Broker Non-Votes
              -------                ---              -------        -----------      ----------------

          Nancy S. Amer           14,126,790            9,410             0              2,031,859
         Burkhard Blank           14,123,965           12,235             0              2,031,859
         Elkan R. Gamzu           14,127,640            8,560             0              2,031,859
         Ira A. Jackson           14,123,140           13,060             0              2,031,859
        S. Joshua Lewis           13,918,408          217,792             0              2,031,859
        Joseph B Martin           14,127,640            8,560             0              2,031,859
        Paul C. O'Brien           13,928,890          207,310             0              2,031,859

          In addition, the stockholders approved an amendment to the Company's 1992 Director Stock Option Plan to provide that the Board of Directors of the Company (or a committee authorized by the Board) may, in its discretion, grant stock options to eligible Directors subsequent and in addition to their initial automatic grants with a vote of 12,856,747 shares in favor, 1,165,171 shares against, 39,599 shares abstaining and 2,106,542 broker non-votes, out of 17,782,998 shares outstanding and entitled to vote.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

        27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 1997 (for electronic filing only)

          (b)    Reports on Form 8-K

        June 24, 1997: News release announcing the temporary suspension of the Phase III clinical trial of CERESTAT in stroke patients.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAMBRIDGE NEUROSCIENCE, INC.



Date       JULY 31, 1997            /s/ ELKAN R. GAMZU
     ----------------------------   --------------------------------------------
                                    Elkan R. Gamzu
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date       JULY 31, 1997            /s/ HARRY W. WILCOX, III
     ----------------------------   --------------------------------------------
                                    Harry W. Wilcox, III
                                    Senior Vice President, Finance and
                                    Business Development
                                    (Principal Financial and Accounting Officer)

                           CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX


Exhibit
Number                               Description
-------                              -----------

   27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 1997 (for electronic filing only)