Form 10-Q
period 1997-09-30
CAMBRIDGE NEUROSCIENCE INC
filed 1997-11-13
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: SEPTEMBER 30, 1997                Commission File No. 0-19193



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



                        ONE KENDALL SQUARE, BUILDING 700
                               CAMBRIDGE, MA 02139
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                  617-225-0600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




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

At October 31, 1997, 17,842,156 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
                                                                          ------
ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        at September 30, 1997 and December 31, 1996                         3

     Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1997 and 1996           4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1997 and 1996               6

     Notes to Condensed Consolidated Financial Statements                 7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9 - 12


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                  14

EXHIBIT INDEX                                                               15


                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                 1997              1996
                                                            -------------      ------------
                                                             (unaudited)
                         ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $  10,752          $ 26,664
    Marketable Securities                                        31,040                --
    Prepaid expenses and other current assets                     1,425             1,271
                                                              ---------          --------
TOTAL CURRENT ASSETS                                             43,217            27,935

Equipment, Furniture and Fixtures, net                              864             1,285
                                                              ---------          --------
                                                              $  44,081          $ 29,220
                                                              =========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                     $   3,879          $  3,789
    Research and development advances                             3,313             5,784
                                                              ---------          --------
TOTAL CURRENT LIABILITIES                                         7,192             9,573

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01,
      10,000 shares authorized; none issued
    Common stock, par value $.001,
      30,000 shares authorized; 17,834 shares issued
      and outstanding at September 30, 1997;
      15,010 at December 31, 1996                                    18                15
    Additional paid-in capital                                  137,735           109,276
    Accumulated deficit                                        (100,864)          (89,644)
                                                              ---------          --------
TOTAL STOCKHOLDERS' EQUITY                                       36,889            19,647

                                                              ---------          --------
                                                              $  44,081          $ 29,220
                                                              =========          ========








The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                 1997                    1996
                                               -------                 --------

Revenues
     Research and development                  $   817                 $   151

Operating expenses
     Research and development                    4,442                   3,382
     General and administrative                    670                     635
                                               -------                 -------
                                                 5,112                   4,017

                                               -------                 -------
Loss from operations                            (4,295)                 (3,866)

Interest income                                    632                     282
                                               -------                 -------

Net loss                                       $(3,663)                $(3,584)
                                               =======                 =======

Net loss per common share                      $ (0.21)                $ (0.26)
                                               =======                 =======

Number of shares outstanding for purposes
 of computing net loss per share                17,820                  13,915
                                               =======                 =======








The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                  1997                   1996
                                                --------               --------

Revenues
     Research and development                   $  3,011               $ 1,897

Operating expenses
     Research and development                     13,989                 9,748
     General and administrative                    2,058                 1,874
                                                --------               -------
                                                  16,047                11,622

                                                --------               -------
Loss from operations                             (13,036)               (9,725)

Interest income                                    1,816                   822
                                                --------               -------

Net loss                                        $(11,220)              $(8,903)
                                                ========               =======

Net loss per common share                       $  (0.64)              $ (0.65)
                                                ========               =======

Number of shares outstanding for purposes
 of computing net loss per share                  17,411                13,674
                                                ========               =======





The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                   1997                   1996
                                                 ---------              --------

OPERATING ACTIVITIES
 Net loss                                        $(11,220)              $(8,903)
 Expenses not requiring cash:
  Depreciation and amortization                       666                   780
  Common stock issued pursuant to an
   employee benefit plan                              178                   132
                                                 --------               -------
                                                  (10,376)               (7,991)
 Changes in current assets and liabilities:
  Prepaid expenses and other current assets          (154)                  (30)
  Accounts payable and accrued expenses                90                (1,129)
  Research and development advances                (2,471)                4,923
                                                 --------               -------
                                                   (2,535)                3,764
                                                 --------               -------
  Cash used for operating activities              (12,911)               (4,227)

INVESTING ACTIVITIES
 Purchase of equipment, furniture and
  fixtures, net of disposals                         (245)                 (198)
 Purchase of marketable securities, net           (31,040)
                                                 --------               -------
  Cash used for investing activities              (31,285)                 (198)

FINANCING ACTIVITIES
 Sales of common stock, net of offering
  costs                                            28,284                 9,825
                                                 --------               -------
  Cash provided by financing activities            28,284                 9,825

                                                 --------               -------
NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (15,912)                5,400

Cash and cash equivalents at beginning
  of period                                        26,664                21,937
                                                 --------               -------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $ 10,752               $27,337
                                                 ========               =======



The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise. Both of these Statements are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

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

2.     MARKETABLE SECURITIES

       The Company's policy regarding investments is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. At September 30, 1997, the Company had $31.0 million invested in marketable debt securities with original maturities of greater than 90 days. As the Company intends that these investments be available for use in the Company's current operations, these amounts are classified as "available-for-sale" and included in current assets. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such classification at each balance sheet date. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of Stockholders' Equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends earned on these securities are included in investment income. At September 30, 1997, the cost of these investments approximated fair market value.

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

4.     RESEARCH AND DEVELOPMENT REVENUE

       The Company recognizes research and development revenue as earned. Such revenue represents reimbursement of the Company's expenditures pursuant to the terms of two collaboration agreements. Pursuant to the Company's agreement with Boehringer Ingelheim International GmbH ("BI"), the Company is obligated to fund 25% of the development expenses for CERESTAT(1) in the United States and Europe. Revenue earned pursuant to this agreement represents reimbursement by BI of expenditures by the Company in excess of the 25% required under the agreement. The Company accounts for research and development revenue from BI using the percentage of completion method, based on the relationship between estimated costs incurred to date compared with total estimated costs for the year. Total estimated costs for the year are reviewed quarterly and revenue earned in the current period is adjusted for the impact of revisions to the estimated reimbursable costs. As a result, revenue earned by the Company may fluctuate on a quarterly basis. Cash received in advance of research and development performed is designated as research and development advances.

       It is possible that after December 31, 1997, no further research and development revenue will be earned under the BI collaboration agreement. See Liquidity and Capital Resources, herein.

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

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

       Research and development revenues were $817,000 for the three month period ended September 30, 1997, compared to $151,000 in the same period in 1996. Research and development revenues in the third quarter of 1997 included $527,000 pursuant to the collaboration agreement with BI, compared to $151,000 in the same period in 1996. This increase reflected an increase in costs associated with the phase III clinical trial of CERESTAT in TBI patients. Revenue pursuant to the BI agreement represents reimbursement of the excess of the Company's expenditures over its funding obligation under the agreement (see
Note 4 to the Condensed Consolidated Financial Statements) and may fluctuate on a quarterly basis. It is possible that after December 31, 1997, no further research and development revenue will be earned under the BI collaboration agreement. See Liquidity and Capital Resources, herein.

       In November 1996, the Company entered into a collaboration agreement with Allergan. Pursuant to this agreement, $250,000 was recognized in research and development revenues for the third quarter of 1997.

Operating Expenses

       Total operating expenses were $5.1 million in the third quarter of 1997, compared to $4.0 million in the same period in 1996, an increase of $1.1 million or 27%. Research and development expenses increased by $1.0 million, or 29%, to $4.4 million in the three months ended September 30, 1997, from $3.4 million in 1996 due primarily to costs associated with higher patient enrollment in the Phase III clinical trial of CERESTAT in TBI patients, and higher preclinical and clinical costs associated with other product development programs.

       General and administrative expenses increased to $670,000 in the third quarter of 1997, compared to $635,000 in the same period in 1996, an increase of $35,000, related to pre-marketing activities.

Interest Income

       Interest income for the three months ended September 30, 1997 was $632,000, compared to $282,000 for the same period in 1996. This increase was due to higher cash balances available for investment as a result of an equity investment by BI in September 1996 and the public offering of the Company's Common Stock in the first quarter of 1997.

Net Loss Per Share

       The net loss for the third quarter 1997 was $3.7 million or $0.21 per share, compared to $3.6 million or $0.26 per share for the same period in 1996. The increase in net loss reflects an increase in operating expenses, primarily for research and development activities, offset in part by increased research and development revenues and interest income. Offsetting the increase in net loss was an increase in the weighted average shares outstanding as a result of the sale of 1,237,624 shares of common stock to BI in September 1996 as well as the public offering of 2,760,000 shares in the first quarter 1997.

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

       Research and development revenues were $3.0 million in the nine months ended September 30, 1997, compared to $1.9 million in the same period in 1996. Research and development revenues recognized pursuant to the BI collaboration agreement were $2.2 million in the 1997 period, compared to $1.9 million in 1996. This increase reflected an increase in costs associated with the phase III clinical trial of CERESTAT in TBI. It is possible that after December 31, 1997, no further research and development revenue will be earned under the BI collaboration agreement. See Liquidity and Capital Resources, herein.

       Revenues in the first nine months of 1997 included $750,000 recognized pursuant to the Allergan collaboration agreement, which commenced in November 1996.

Operating Expenses

       Total operating expenses were $16.0 million for the nine months ended September 30, 1997, compared to $11.6 million for the same period in 1996, an increase of $4.4 million or 38%. Research and development expenses were $14.0 million in the nine months ended September 30, 1997, compared to $9.7 million in 1996, an increase of $4.3 million or 44%. This increase is due primarily to increased costs associated with the Phase III trial of CERESTAT in TBI as well as higher costs of pre-clinical and clinical activities associated with other product development programs. An increase in headcount in research and development resulted in an increase in related expenses in 1997 compared to 1996.

       General and administrative expenses were $2.1 million in the nine months ended September 30, 1997, compared to $1.9 million in the same period in 1996, an increase of $184,000 or 10%. This increase reflected higher costs associated with pre-marketing activities.

Interest Income

       Interest income in the nine months ended September 30, 1997 was $1.8 million, compared to $822,000 in 1996. This increase was due to higher cash balances as a result of an equity investment by BI in September 1996 and the public offering of the Company's Common Stock in the first quarter of 1997.

Net Loss Per Share

       The net loss for the nine months ended September 30, 1997 was $11.2 million, or $0.64 per share, compared to $8.9 million, or $0.65 per share, in the same period in 1996. This increase reflected the increases in research and development revenue and interest income, offset by higher operating expenses. Partially offsetting the increase in net loss was an increase in number of weighted average shares outstanding during the nine months ended September 30, 1997, compared to 1996, as a result of the sale of 1,237,624 shares of common stock to BI in September 1996 and the public offering of 2,760,000 shares of Common Stock in the first quarter of 1997.

                          CAMBRIDGE NEUROSCIENCE, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

       The Company had cash and marketable securities of $41.8 million at September 30, 1997, compared to $26.7 million at December 31, 1996. In February 1997, the Company completed a public offering of 2,760,000 shares of common stock at a price to the public of $11.00 per share and received net proceeds of $28.1 million. In the first nine months of 1997, the Company used $12.9 million for operating purposes.

       In 1996 the Company and BI began large clinical trials of CERESTAT in stroke and TBI patients. Pursuant to the agreement, the sharing of expenditures and the reimbursement of excess expenditures are handled as follows. The Company is obligated for 25% of the development costs incurred in the United States and Europe. BI is obligated for the remaining 75% of such costs and all of the development costs in Japan. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. BI advances cash to the Company when it is expected the Company's expenditures will exceed its contractual obligation. On an annual basis, actual expenditures are reconciled to budget and may result in the Company's repayment to BI of any excess advances. The Company projects that at December 31, 1997, it will have received approximately $2.6 million in excess advances, and anticipates repaying that amount to BI in the near future. No advances were received during 1997.

       On June 24, 1997 the Company and BI announced the temporary suspension of enrollment of patients into the Phase III stroke trial, pending the completion of an expanded analysis ("the Expanded Analysis") of all patients enrolled in the trial as of that date. On September 16, 1997 the Company announced the discontinuation of its Phase III TBI trial because a planned interim analysis of the data showed insufficient evidence of positive clinical impact.

       Management expects completion of the Expanded Analysis by the end of 1997 or in the first quarter of 1998. Based on the outcome of that analysis, BI and the Company will determine whether there is a basis for further development of CERESTAT in stroke or other indications. If there is a basis for continued development of CERESTAT, BI and the Company will decide the future course of development.

       There can be no assurance that there will be a basis for continued development of CERESTAT, nor that BI and the Company will agree on future development. If BI and the Company fail to agree on future development, there could be a significant financial impact on the Company's ability to develop CERESTAT, and the Company will earn no further revenue under the collaboration agreement.

       Pursuant to the agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research funding through 1999, of which the Company has received $864,000 as of September 30, 1997. Under the agreement, Allergan is responsible for the development of potential products and will bear all associated costs.

       In December 1996, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. (CNPI), to pursue the development of treatments for Alzheimer's disease and other neurological disorders. CNPI entered into a collaboration agreement with the J. David Gladstone Institutes (Gladstone). Pursuant to this collaboration, Gladstone is conducting a research program over a three year period, for which CNPI will provide at least $1.25 million in funding per year.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

       The Company believes that existing cash and marketable securities available at September 30, 1997 will be sufficient to maintain operations through at least 1998. The Allergan collaboration provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

       The Company's primary expenditures are expected to be in the areas of research and development, general and administrative expenses, and capital expenditures. The Company will require substantial additional funds for its research and product development programs, for pursuing regulatory clearances, and for other operating expenses. Despite the potential future milestone payments under the Allergan agreement, adequate funds for these purposes may not be available when needed on terms acceptable to the Company, or at all. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

       The Company does not believe that inflation has had a material impact on its results of operations.

       The discussion contained in this section as well as elsewhere in this Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. There are certain important factors that could cause results to differ from those anticipated by the statements made herein, including, but not limited to: the continued funding of the Company's development program for CERESTAT by BI pursuant to the BI collaboration agreement; the results of the analysis of the phase III stroke trial of CERESTAT; the rate of enrollment of patients in the Company's current and future clinical trials; the Company's ability to establish and maintain collaborative arrangements with third parties; technical risks associated with the development of new products; and the competitive environment of the biotechnology and pharmaceutical industries. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

(1) CERESTAT is a registered trademark of Boehringer Ingelheim International
    GmbH.

                          CAMBRIDGE NEUROSCIENCE, INC.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The Exhibits listed in the Exhibit Index are included in this Report.

         (b)  Reports on Form 8-K

               September 16, 1997: News release announcing the discontinuation of the Phase III clinical trial of CERESTAT in Traumatic Brain Injury patients.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAMBRIDGE NEUROSCIENCE, INC.



Date November 12, 1997             /s/ Elkan R. Gamzu
     -----------------             --------------------------------------------
                                   Elkan R. Gamzu
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date November 12, 1997             /s/ Harry W. Wilcox, III
     -----------------             --------------------------------------------
                                   Harry W. Wilcox, III
                                   Senior Vice President, Finance and
                                   Business Development
                                   (Principal Financial and Accounting Officer)


                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX



Exhibit
Number                           Description
-------                          -----------

  27.1         Financial Data Schedule for the interim year-to-date period ended
               September 30, 1997 (for electronic filing only)
