Form 10-K
period 1997-12-31
CAMBRIDGE NEUROSCIENCE INC
filed 1998-03-30
CIK 874384

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 0-19193
                                                                   -------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
    Title of each class                              on which registered
    -------------------                              -------------------
           None                                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non affiliates of the Registrant as of February 28, 1998, was $19,371,939. At February 28, 1998, there were issued and outstanding 17,900,300 shares of Common Stock, par value $.001 per share.




           A list of all Exhibits to this Form 10-K begins on page 36.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

OVERVIEW

     Cambridge NeuroScience is a neuroscience company engaged in the development of proprietary pharmaceuticals to treat severe disorders of, or injuries to, the nervous system. The Company's product candidates and programs include (i) ion-channel blockers for the treatment and prevention of brain damage resulting from traumatic brain injury ("TBI"), stroke and surgery, as well as for the treatment of certain forms of neuropathic pain, and (ii) growth factors for the treatment of multiple sclerosis ("MS") and peripheral neuropathies.

     The Company's lead product candidate is CERESTAT (1), an ion-channel blocker under development for the treatment of stroke and TBI. The Company commenced Phase III clinical trials for CERESTAT in TBI in March 1996 and in stroke in July 1996. These trials are being managed by the Company and its collaborative partner, Boehringer Ingelheim International GmbH ("BI"). In June 1997, the Company and BI suspended patient enrollment into the stroke trial after a planned interim analysis of the data raised concerns over the benefit to risk ratio of drug treatment. In September 1997, the Company announced the discontinuation of the TBI trial because a planned interim analysis of the data showed insufficient evidence of positive clinical impact. In December 1997, following an expanded analysis on all patients enrolled in the stroke trial as of June 1997, the partners announced that enrollment into the stroke trial would not resume. At that time, the Company announced its plan to further evaluate the data before making any decisions about the future development of CERESTAT.

     In March 1998, the Company reported that further analysis of the Phase III data indicated that: (i) CERESTAT has an attractive safety profile in the TBI patient population, and (ii) CERESTAT had a potential therapeutic benefit in a subset of the stroke patient population which the Company and BI were continuing to investigate. The Company and BI are expending additional efforts to further evaluate the stroke findings and to determine if additional clinical studies in the stroke indication will be pursued, either together or by the Company independently. There can be no assurance that the results of the analysis will lead the Company to go forward with additional development of CERESTAT. Additionally, if the Company elects to continue development, there can be no assurance that BI will concur with that decision. If the Company were to elect to go forward with additional clinical trials of CERESTAT and BI elected not to go forward, the Company would retain all commercial rights to CERESTAT but would likely not have sufficient funds available to complete development of the drug.

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount from 60 to 30 staff members. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $800,000, which will be expensed in the first quarter of 1998. Following this reduction in headcount, the Company intends to sub-lease approximately half of its existing laboratory and office facilities space. The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology assets. On March 9, 1998, the Company's Board of Directors declared a dividend in the amount of $1.00 per share, payable on April 14, 1998 to shareholders of record on April 2, 1998. The total dividend payable is expected to be approximately $18 million, based upon the number of common shares outstanding at February 28, 1998. Although the Company believes that it has adequate resources to pursue the development of CERESTAT with BI, if warranted, this reduction in headcount and dividend payment will result in fewer resources being devoted to the Company's other research and development programs.



(1) CERESTAT is a registered trademark of Boehringer Ingelheim International, GmbH.

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

     Chronic disorders of the nervous system, such as multiple sclerosis, peripheral neuropathies and other degenerative disorders, are known to result from the death of nerve or glial cells. In the development of the nervous system, the proliferation, differentiation and survival of nerve and glial cells are controlled by a variety of protein growth factors. These growth factors are produced by cells of the nervous system and by their target cells. Growth factors also play important roles during the normal regeneration of the nervous system following damage. Animal studies suggest that one attractive therapeutic approach to replacing damaged nerve and glial cells is to re-initiate the processes of early development in the nervous system through the introduction of protein growth factors. Therefore, protein growth factors offer significant potential as treatments for a variety of neurological disorders.

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

ION-CHANNEL BLOCKERS

     The Company has focused on the synthesis of small organic molecules, known as ion-channel blockers, that directly block passage of ions through certain ion channels which control the activity of nerve cells. In cerebral ischemia, over-stimulation of the glutamate-activated NMDA ion channel is primarily responsible for flooding nerve cells with calcium ions, which results in cell death. The Company is developing ion-channel blockers to selectively block the NMDA ion channel and limit nerve cell death during acute cerebral ischemia as a treatment for TBI and stroke.

     CERESTAT, the Company's most advanced NMDA ion-channel blocker, has been the subject of Phase III clinical trials in both TBI and stroke. These Phase III clinical trials are being managed by the Company and its collaborative partner, BI. Enrollment of new patients into both the TBI and stroke trials has been stopped and the companies are collecting and analyzing the data before making a decision regarding the future development of CERESTAT, if any. See "-- Product Candidates -- Ion-Channel Blockers -- CERESTAT: Background and Clinical Trial Status."

     The Company is developing CNS 5161, a compound from its NMDA ion-channel blockers program, as a potential treatment to reduce neuropathic pain and may consider development to limit the neurological deficits which sometimes result from major cardiac surgeries.

     In 1997 two Phase I trials in volunteers were concluded. In the second one, a dose of 0.5 mg i.v. of CNS 5161 produced a significant reduction in perceived pain compared to either placebo or morphine in a cold-induced model of centrally mediated pain.

     The Company has applied its expertise in discovering and developing NMDA ion-channel blockers to the synthesis and testing of compounds that selectively block other ion channels, such as sodium and potassium ion channels, which can contribute to abnormal nerve cell electrical activity. The Company believes that such ion-channel blockers may have therapeutic utility in a number of acute and chronic neurological disorders, including spinal cord injury, migraine and epilepsy.

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

     The Company is also conducting research on two other novel protein growth factors: Growth/Differentiation Factor-1 ("GDF-1"), a nervous-system-specific member of the Transforming Growth Factor-(beta) ("TGF-(beta)") family, and F-Spondin, a protein that mediates nerve growth during spinal cord development. The Company also has an option to license technology related to Cerebellum Derived Growth Factor from Harvard University.

PRODUCT CANDIDATES

     The following table summarizes the primary indications, development status and holder of commercial rights for each of the Company's ("CNSI") product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this document.


--------------------------------------------------------------------------------------------------
                                                                     DEVELOPMENT       COMMERCIAL
    PRODUCT CANDIDATE                     INDICATIONS                 STATUS(1)          RIGHTS
    -----------------                     -----------                 ---------          ------

 ION-CHANNEL BLOCKERS

 CERESTAT                    TBI                                     (2)               CNSI/BI(3)

                             Stroke                                  (2)               CNSI/BI(3)

 CNS 5161                    Neuropathic pain                        Phase I (4)       CNSI

                             Neurological deficits from cardiac      Pre-IND           CNSI(5)
                             surgery

 NMDA, sodium, potassium     Cerebral ischemia; spinal cord          Preclinical       CNSI
 and                         injury; pain; migraine; epilepsy
 combination ion-channel
 blockers                    Glaucoma and other ophthalmic           Preclinical       CNSI/
                             disorders                                                 Allergan (6)

 PROTEIN GROWTH FACTORS

 rhGGF2                      Multiple sclerosis                      Pre-IND           CNSI

                             Chemotherapy-induced neuropathy;        Preclinical       CNSI
                             diabetic neuropathy

 GDF-1                       Multiple sclerosis; neurodegeneration   Research          CNSI

 F-Spondin                   Spinal cord injuries; nerve             Research          CNSI
                             regeneration
--------------------------------------------------------------------------------------------------


(1) "Pre-IND" refers to toxicology and other regulatory studies for a designated compound in anticipation of human clinical trials. "Preclinical" refers to safety and efficacy studies conducted in animals. "Research" refers to scientific activities to identify a specific molecule or to select a specific clinical indication. See "Government Regulation."

(2) Enrollment in both Phase III trials has been stopped. See "--Ion-Channel Blockers -- CERESTAT: Background and Clinical Trial Status."

(3) The Company has certain co-promotion rights for CERESTAT in the United States, and BI has exclusive marketing rights elsewhere in the world. See "Strategic Alliances."

(4) The Company has completed two Phase I trials of 5161. The second trial involved volunteers who were exposed to placebo, morphine and two doses of 5161 in a pain model.

(5) BI has the right to negotiate a development and marketing agreement for CNS 5161 for this indication. See "Strategic Alliances."

(6) Allergan has the right to develop certain NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. See "Strategic Alliances."

ION-CHANNEL BLOCKERS

CERESTAT: Background and Clinical Trial Status

     CERESTAT, the Company's most advanced product candidate, has been the subject of Phase III clinical trials for both TBI and stroke. Enrollment in both of these Phase III trials was stopped prior to completion, based on the results of interim analyses of the data in each trial. The development of CERESTAT is being managed by the Company and its collaborative partner, BI. A coordinated series of Phase I and Phase II clinical trials was undertaken to ascertain the safety of CERESTAT in over 400 volunteers and patients. These clinical trials were conducted to determine the safe and tolerable doses and dosing regimens that result in a plasma level of the compound equivalent to, or higher than, the minimum plasma level of the compound ("target plasma level") that is associated with the limitation of brain damage in animal models of cerebral ischemia. Four studies were performed in volunteers, including a study in Japan that was conducted by BI in the second half of 1996 as the initiation of clinical development in that country. See "Strategic Alliances."

     In TBI patients, two studies were conducted to determine a dosing regimen that would produce a plasma level of CERESTAT three times the target plasma level. The target plasma level was that level that was found to be neuroprotective in an animal model of stroke. Following the first study in which CERESTAT was administered on a weight-adjusted basis over a four-hour period, the second study demonstrated that a non-weight-adjusted dosing regimen could safely maintain such a plasma level for 72 hours. Non-weight-adjusted dosing regimens are more easily administered in clinical trials and offer marketing advantages.

     In stroke patients, three studies were undertaken to determine a dosing regimen that would produce a plasma level of CERESTAT equivalent to, or greater than, the target plasma level. The first was used to determine the safety of escalating doses of CERESTAT over a four-hour treatment period. The second was a dose-response trial. In this clinical trial, at 90 days after treatment, the improvement in neurological function (NIH Stroke Scale) of patients treated with the highest dose tested was significantly better than that of placebo-treated patients. A third study determined that a non-weight-adjusted dosing regimen could safely maintain the target plasma level over a 12-hour period. The Company commenced Phase III clinical trials for CERESTAT in TBI in March 1996 and in stroke in July 1996.

     On June 24, 1997 the Company announced that it was suspending enrollment into the Phase III stroke trial following a planned interim analysis of the data on 368 patients. The interim analysis raised concerns over the benefit to risk ratio of drug treatment. The companies announced that they planned to collect further information and conduct an expanded benefit to risk analysis on all of the approximately 600 patients enrolled as of June 24, 1997 in order to assess clinical improvement and safety. On December 16, 1997 the companies announced they would not resume enrollment of new patients into the trial. This decision followed a second interim analysis of the data on 628 patients who had been enrolled prior to the temporary suspension of enrollment in June.

     On September 16, 1997 the Company announced the discontinuation of its Phase III trial of CERESTAT for TBI because a planned interim analysis of the data showed insufficient evidence of positive clinical impact. Analysis of the data showed that on a wide variety of safety parameters, the drug was safe and well tolerated. The companies announced that they would continue to collect further data and conduct an in-depth analysis on the more that 500 patients enrolled as of September 16, 1997.

     In March 1998, the Company reported that further analysis of the Phase III data indicated that: (i) CERESTAT has an attractive safety profile in the TBI patient population, and (ii) CERESTAT had a potential therapeutic benefit in a subset of the stroke patient population which the Company and BI were continuing to investigate. The Company and BI are expending additional efforts to further evaluate the stroke findings and to determine if additional clinical studies in the stroke indication will be pursued, either together or by the Company independently. There can be no assurance that the results of the analysis will lead the Company to go forward with additional development of CERESTAT. Additionally, if the Company elects to continue development, there can be no assurance that BI will concur with that decision. If the Company were to elect to go forward with additional clinical trials of CERESTAT and BI elected not to go forward, the Company would retain all commercial rights to CERESTAT but would likely not have sufficient funds available to complete development of the drug.

CERESTAT: Traumatic Brain Injury

     It is estimated that approximately 500,000 individuals suffer severe injuries to the head each year in the United States. Brain damage results from the trauma associated with these injuries and from subsequent cerebral ischemia. The annual economic cost of TBI to the United States has been estimated to be more than $40.0 billion. At present, there are no FDA-approved treatments that limit or reduce the brain damage associated with traumatic injuries to the head. At this time it appears unlikely that the Company will resume development of CERESTAT for TBI.

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

     CNS 5161 is a blocker of the NMDA ion channel that was synthesized by the Company's chemists to be chemically distinct from CERESTAT. Based on its method of action and its pharmacokinetic profile in animals, CNS 5161 was advanced toward clinical evaluation for the treatment of neuropathic pain. Animal studies have shown that CNS 5161 can prevent the development of a delayed pain response, which is thought to be related to the development of chronic neuropathic pain in humans.

     The Company completed two Phase I studies of CNS 5161 in 1997. Both were conducted in male volunteers. The first demonstrated the safety and tolerability of selected doses of CNS 5161 given intravenously. Data from the first study were used to choose potentially effective doses that produced little in the way of side effects in the volunteers. The second study examined the reduction in pain experienced after placebo, morphine and two separate doses of CNS 5161 (0.25mg and 0.5mg), administered on separate occasions to sixteen male volunteers. CNS 5161 at 0.5mg was found to produce a statistically significant reduction in perceived pain as compared to either morphine or placebo. The Company is considering initiating a Phase II study of CNS 5161 in patients suffering from post-herpectic neuralgia - a form of pain not adequately treated with opiates. BI has the right to negotiate a development and marketing agreement for CNS 5161 for the treatment of brain or spinal cord ischemia. See "Strategic Alliances."

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

PROTEIN GROWTH FACTORS

rhGGF2: Multiple Sclerosis

     The Company is developing the protein growth factor rhGGF2 for the treatment of multiple sclerosis. MS is a disease of the central nervous system that is characterized by chronic inflammation and demyelination at multiple sites in the brain and spinal cord. Approximately 350,000 people in the United States suffer from MS. The Company is aware of three therapeutics currently being marketed to treat MS. Betaseron(R) (Chiron Corporation/Schering AG), Avonex(R) (Biogen, Inc.) and Copaxone(R) (Teva Pharmaceutical Industries Ltd./Hoechst Marion Roussel Ltd.) are all based on an immunosuppression approach to the disease, rather than the growth factor approach being pursued by the Company.

     Cambridge NeuroScience is investigating rhGGF2 in preclinical studies as a therapeutic intervention in the pathological processes involved in MS. rhGGF2 is a trophic factor for the glial cells that form and maintain the myelin sheath insulating nerve axons in the central nervous system. These cells are primary targets involved early in the pathogenesis of MS. The Company has produced purified rhGGF2 and has demonstrated its efficacy in animal models believed to be reflective of MS, including experimental autoimmune encephalomyelitis ("EAE"). In the acute phase of this model, rhGGF2 significantly reduced and delayed the clinical symptoms. In the chronic, relapsing-remitting phase of EAE, rhGGF2 significantly reduced the clinical effects of the disease as well as the number of observed relapses. The Company has executed an agreement with a contract manufacturer for the production of Good Manufacturing Practices ("GMP") quantities of rhGGF2 for use in clinical trials.

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

Small Molecule Discovery Program Related to GGF2

     Based on its experience with rhGGF2 and other members of this protein family, referred to as neuregulins, the Company entered into a collaboration with Repligen Corp. ("Repligen") to identify small molecule compounds for cancer treatments. As a result of this collaboration, it was discovered that certain compounds can antagonize the activity of neuregulins. The Company believes that compounds with such activity may be useful in the treatment of breast, ovarian, brain and other cancers. In the second half of 1997, the Company was awarded a $100,000 Phase I Small Business Innovation Research grant, by the National Institutes of Health, to conduct research in this area.

Other Protein Growth Factors

     The Company is also conducting research into other growth factors that may have utility in the treatment of other disorders of the nervous system. GDF-1 is a member of the TGF-(beta) superfamily, and is broadly and exclusively expressed in the nervous system. The Company believes that GDF-1 is likely to play a role in responses to injury, ischemia and demyelination. Recombinant human GDF-1 is currently being produced at Cambridge NeuroScience. The Company has shown that GDF-1 potentiated the neurite outgrowth activity of another known growth factor and also proliferated cerebellar granule cells, which are embryonic neuronal precursors. Several members of the TGF-(beta) gene family have biological activities that potentially can be employed for therapeutic effects in the nervous system, including: the promotion of dopaminergic neuron survival, which may be applicable as a treatment for Parkinson's disease, the promotion of motor neuron survival, which may be applicable as a treatment for amyotrophic lateral sclerosis, and immunosuppression, which may be applicable as a treatment for MS.

     F-Spondin is a protein made by an important region of the developing spinal cord, the floorplate. Since it is related to a protein known to be active in the sciatic nerve injury model, recombinant F-Spondin may be tested for peripheral nerve regeneration. The Company believes that F-Spondin is an attractive candidate molecule for therapeutic situations involving repair of the spinal cord or peripheral nervous system.

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount from 60 to 30 staff members. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $800,000, which will be expensed in the first quarter of 1998. Following this reduction in headcount, the Company intends to sub-lease approximately half of its existing laboratory and office facilities space. The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology assets. On March 9, 1998, the Company's Board of Directors declared a dividend in the amount of $1.00 per share, payable on April 14, 1998 to shareholders of record on April 2, 1998. The total dividend payable is expected to be approximately $18 million, based upon the number of common shares outstanding at February 28, 1998. Although the Company believes that it has adequate resources to pursue the development of CERESTAT with BI, if warranted, this reduction in headcount and dividend payment will result in fewer resources being devoted to the Company's other research and development programs.

STRATEGIC ALLIANCES

     The Company has formed collaborations with pharmaceutical companies to assist in the development of its potential products, provide capital for such development and share development risk. The Company from time to time conducts discussions with selected companies regarding collaborations, mergers, acquisitions or product-licensing arrangements. No assurance can be given, however, that any collaborations, mergers, acquisitions or licensing arrangements will be completed in the foreseeable future or on terms favorable to the Company.

Boehringer Ingelheim International GmbH

     In March 1995, Cambridge NeuroScience and BI entered into an agreement to collaborate on the worldwide development and commercialization of CERESTAT. Under the terms of the agreement, BI is obligated to fund 75% of the development costs for CERESTAT in the United States and Europe and all of the development costs in Japan. Under the agreement, product development is managed by a Joint Development Team, with representation from both companies. This team is supervised by a Joint Steering Committee, with two members from each company. Upon signing the agreement, the Company received $15.0 million, consisting of $5.0 million for expense reimbursement and $10.0 million for 1,250,000 shares of Common Stock. In September 1996, and in connection with the commencement of the Phase III stroke trial by BI, the Company received a milestone payment of $10.0 million for 1,237,624 shares of Common Stock. The Company may receive up to an additional $18.0 million in cash without the issuance of additional equity after achieving certain other milestones and will receive royalties on any product sales.

     Cambridge NeuroScience has an option to co-promote CERESTAT in the United States with BI and the Company has notified BI of its intent to exercise this option upon completion of a separate agreement. If approved, BI will market the product in Europe and other geographic regions exclusively and will pay the Company royalties on sales. When the Company and BI decided to stop enrollment into the Phase III trials of CERESTAT, the companies agreed to delay the negotiation of a co-promotion agreement until such time as the development pathway of CERESTAT becomes known. Cambridge NeuroScience has retained worldwide manufacturing rights. BI has an option to acquire the worldwide manufacturing rights in exchange for increased royalty payments. Under the terms of the agreement, BI has certain termination rights, including the right to terminate the agreement upon 90 days' written notice to the Company. See "Marketing and Sales" and "Manufacturing."

     The Company and BI have collaborated on two Phase III trials of CERESTAT. Both trials have been stopped prior to planned completion. Interim analyses of the data from both trials have yielded results that caused the companies to discontinue the trials. The Company continues to analyze data from the trials. There can be no assurance that results of the analysis will lead either the Company or BI to elect to continue development. If BI were to elect not to continue development or to terminate the collaboration, the Company may not have adequate financial resources to continue development without a partner. See " -- Product Candidates -- Ion-Channel Blockers -- CERESTAT: Background and Clinical Trial Status."

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

     Upon signing the agreement, Allergan purchased 175,103 shares of Common Stock from the Company for $3.0 million. Allergan will provide an additional $3.0 million in research funding over a three-year period, subject to certain provisions, and has established a $2.0 million line of credit for the Company. The collaboration is supervised by a Research Management Committee, with equal representation from both parties. Allergan will be responsible for the development of potential products and will bear all of the development costs. Cambridge NeuroScience may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive a royalty on any product sales.

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

The J. David Gladstone Institutes

     In December 1996, Cambridge Neuroscience, The J. David Gladstone Institutes ("Gladstone") and The Regents of the University of California (the "University") entered into a collaboration for the development of treatments for Alzheimer's disease and certain other neurological diseases, disorders or injuries. The collaboration will focus on novel pharmaceuticals that inhibit the activity of a form of apolipoprotein E ("apoE"), a molecule that has been widely linked to Alzheimer's disease. Alzheimer's disease is a neurodegenerative disorder that affects approximately four million people in the United States. The disease destroys neurons in the brain, causing progressive dementia and eventually death. There are currently no effective therapies that reverse or prevent this disorder. In connection with the collaboration, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). Cambridge NeuroScience purchased 80% of the outstanding common stock of CNPI and made a total capital contribution of $1.25 million in CNPI immediately prior to the consummation of the collaboration. The University and Gladstone own 5% and 15%, respectively, of the outstanding shares of CNPI common stock.

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

Repligen

     The Company has established a collaboration with Repligen in an effort to explore the possible development of small molecule compounds for cancer treatments.

MARKETING AND SALES

     Cambridge NeuroScience does not currently sell any products and therefore has no marketing, sales, or distribution organization. However, under the terms of the licensing agreement with BI for developing and commercializing CERESTAT, Cambridge NeuroScience has an option to co-promote this product in the United States. The Company has informed BI of its intent to exercise this option. If the Company exercises this option, and upon completion of a separate co-promotion agreement, the Company intends either to hire and train a qualified sales force to perform its promotional activities to prescribing physicians in the United States or to contract with a third party to perform such activities. When the Company and BI decided to stop enrollment into the Phase III trials of CERESTAT, the companies agreed to delay the negotiation of a co-promotion agreement until such time as the development pathway of CERESTAT becomes known.

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

     In July 1996, the FDA approved the use of tPA for the treatment of patients who had suffered a stroke within the preceding three hours and for whom a CT scan showed no evidence of hemorrhage. Intravenous tPA acts by dissolving blood clots that might have led to a stroke. In addition, a number of companies are developing other drugs to treat TBI and/or stroke. The Company believes that the most significant competition for CERESTAT will come from other inhibitors of responses mediated via specific ion channels. For instance, Novartis is conducting a Phase III clinical trial in Europe of D-CPPene, which is being developed for TBI only, and acts through a mechanism similar to, but distinct from, that of CERESTAT. A New Drug Application (NDA) for the use of Lubeluzole (Janssen Pharmaceutica, N.V., a subsidiary of Johnson & Johnson)in stroke was submitted in 1997 and was accepted for filing by the U.S. Food and Drug Administration (FDA). However, the Company believes that further regulatory action will not be taken until results are available from an ongoing subsequent Phase III clinical trial. There are ongoing Phase III clinical trials for Fosphenytoin (Warner-Lambert Company) in stroke and SNX-111 (Neurex Corporation) for TBI. Lubeluzole, Fosphenytoin and SNX-111 have actions on ion channels and are claimed to be neuroprotective, but act through mechanisms other than the NMDA ion-channel complex. Some compounds under development act at different stages in the nerve cell death cascade. In 1997, Interneuron Pharmaceuticals, Inc. submitted an NDA to the U.S. FDA for CerAxon (citicoline sodium) to treat patients with ischemic stroke. The Company believes that CerAxon does not act on ion channels but on other aspects of the nerve cell death cascade. The Company believes that, even if these compounds prove to be efficacious, those that act at other stages in the cascade will be synergistic, rather than competitive with CERESTAT.

     The Company is aware of three therapeutics currently being marketed to treat MS. Betaseron(R) (Chiron Corporation/Schering AG), Avonex(R) (Biogen, Inc.) and Copaxone(R) (Teva Pharmaceuticals Industries Ltd./Hoechst Marion Roussel Ltd.) are all based on an immunosuppression approach to the disease, rather than the growth factors approach being pursued by the Company. There can be no assurance that the introduction of these or other products that the Company is unaware of will not have an adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     Proprietary protection for the Company's products, technology and processes is essential to its business. The Company's policy is to protect its technology by, among other things, filing or causing to be filed patent applications for technology that it considers important to the development of its business. As of December 31, 1997, Cambridge NeuroScience had licensed or owned rights in 40 issued U.S. patents. Research and development efforts by the Company and its collaborators led to the issuance of 18 U.S. patents and the allowance of 5 others in 1997. In addition, 7 U.S. patent applications were filed in 1997 on behalf of the Company and its collaborators, bringing the total number of pending U.S. applications to 65. These U.S. filings have corresponding patent filings in other countries as well. Of the ten issued U.S. patents covering the NMDA ion-channel blockers and their use, none will expire prior to 2007. The Company is awaiting action on various patent applications that have either been filed by it or by academic institutions with which it collaborates.

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

     The Company has licensed rights to inventions relating to rhGGF2 which are covered by five issued U.S. patents, several allowed U.S. patent applications and other pending patent applications in the United States and foreign countries. The Company believes that its employees and those of its licensor are the original inventors and that the Company and its licensor are entitled to patent protection in the United States, but the Company is aware of a third-party patent and pending patent applications in the United States and corresponding patent applications pending in some foreign countries that, if issued and valid, may be construed to cover aspects of the Company's rhGGF2 product candidates. There can be no assurance that the claims of the U.S. patent issued to the third party are not infringed, and that the claims of future patents issuing from the third-party patent applications, if any, will not be infringed by the Company's proposed manufacture, use or sale of products based on the rhGGF2 technology. There can be no assurance that Cambridge NeuroScience would prevail in any legal action seeking damages or injunctive relief for infringement of the existing third-party patent or any patent that might issue from such third-party applications or that any license required under such patent would be available or, if available, would be available on commercially reasonable terms. Failure to obtain a required license or to successfully establish non-infringement of, or the invalidity or unenforceability of, such third-party patents could preclude the manufacture, sale and use of the Company's products based on such rhGGF2 technology.

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

     Prior to marketing, any product developed by Cambridge NeuroScience must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit, or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations. The Company recently announced the discontinuation of enrollment in Phase III clinical trials for its lead product candidate, CERESTAT. See "-- Product Candidates -- Ion-Channel
Blockers -- CERESTAT: Background and Clinical Trial Status."

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

REIMBURSEMENT

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In particular, the Company anticipates that a large percentage of patients who may receive CERESTAT for the treatment of stroke will be covered by Medicare and be subject to limitations on reimbursement. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected.

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

EMPLOYEES

     As of December 31, 1997, the Company had 68 full-time employees, of whom 53 were engaged in research and development and 15 in administration and finance. As of March 9, 1998, following a reduction in headcount, the Company had 28 full-time employees, of whom 19 were engaged in research and development and nine in administration and finance. Doctorates or other advanced degrees are held by 15 of the Company's remaining employees. Each of the Company's employees has signed a confidentiality agreement. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 1 (a). EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

         Name                               Age               Position
         ----                               ---               --------

         Elkan R. Gamzu                     55                President; Chief Executive Officer; Director

         Robert N. McBurney                 50                Senior Vice President, Research; Chief
                                                              Scientific Officer

         Harry W. Wilcox, III               43                Senior Vice President, Finance and Business
                                                              Development; Chief Financial Officer; Treasurer;
                                                              Assistant Secretary

         Gregory B. Butler                  44                Vice President for Legal Affairs and Intellectual
                                                              Property

         William F. Holt                    49                Vice President, Drug Discovery Operations

         Laima I. Mathews                   50                Vice President, Drug Development

     ELKAN R. GAMZU, PH.D., joined the Company as Vice President of Development in October 1989. Dr. Gamzu served as President, Chief Operating Officer and Director of the Company from June 1990 through December 1993, at which time he became Chief Executive Officer. Prior to joining the Company, Dr. Gamzu held a number of positions at the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company from 1985 to 1989, most recently as Vice President, Drug Development. Prior thereto, he held various positions at Hoffmann-LaRoche, Inc., from 1971 to 1985. Dr. Gamzu's industry experience includes efforts to develop products to treat severe neurological and psychiatric disorders such as Alzheimer's disease, epilepsy, schizophrenia, and depression. While at Warner-Lambert Company, he focused on the development of tacrine (Cognex(R)), the first drug approved in the United States for use in the treatment of Alzheimer's disease, and gabapentin (Neurontin(R)) for use in the treatment of epilepsy. Dr. Gamzu earned a B.A. degree in Psychology and Sociology from Hebrew University (Jerusalem, Israel), and M.A. and Ph.D. degrees in Psychology from the University of Pennsylvania.

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

     GREGORY B. BUTLER, PH.D., joined the Company in 1991 as Patent Liaison Officer. In September 1997, Dr. Butler was named Vice President for Legal Affairs and Intellectual Property. Prior to joining the Company, Dr. Butler held various positions at the law firm of Hamilton, Brook, Smith and Reynolds and Baxter Healthcare Corporation. Dr. Butler received an A.B. in Biology from St. Anselm College, a Ph.D. in cell biology from the University of Vermont College of Medicine and conducted his post-doctoral studies at Harvard Medical School. Dr. Butler received his law degree from the New England School of Law and is licensed to practice law in the Commonwealth of Massachusetts and is admitted to practice before the United States Patent and Trademark Office. As of March 9, 1998, pursuant to the Company's reduction in headcount, Dr. Butler's employment with the Company was terminated.

     WILLIAM F. HOLT, PH.D., joined the Company in 1991 as Director of In Vivo Pharmacology and served in that capacity until March 1997. In March 1997, he became Vice President, Drug Discovery Operations and served in that capacity until March 1998, at which time Dr. Holt left the Company. Prior to joining Cambridge NeuroScience, Dr. Holt held various positions at Pfizer, Inc. from 1983 to 1991, most recently as Manager in the Department of Metabolic Diseases and General Pharmacology. He established a number of drug discovery programs at Pfizer (e.g. proton pump inhibitors), and managed the development of two agents to Phase II clinical trials. In the drug development sector, he set up and managed the General Pharmacology program to evaluate the drug safety profiles of compounds. From 1981 to 1983, Dr. Holt served as Associate Senior Investigator in Pharmacology at SmithKline Beckman. Dr. Holt received a B.Sc. Honors degree in Biomedical Science from Memorial University of Newfoundland, an M. Sc. in Comparative Physiology from the University of British Columbia and a Ph.D. in Physiology and Biophysics from the Division of Medical Sciences at Harvard University.

     LAIMA I. MATHEWS joined the Company in September 1992 as Director of Regulatory Affairs and served in that capacity until March 1997, when she was appointed Vice President of Drug Development. Prior to joining the Company, Mrs. Mathews held various positions at G.D. Searle/The NutraSweet Company (Monsanto Companies) from 1972 through 1992. Her experience includes all aspects of international development and registration for ethical and consumer pharmaceutical products, medical devices and food additives. She earned a B.A. from Loyola University of Chicago.

----------------------------------------------------------------------------
Cognex(R) and Neurontin(R) are registered trademarks of the Warner-Lambert Company.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company has facilities in Cambridge, Massachusetts, where it leases and occupies a total of approximately 42,000 square feet of space, which includes approximately 33,000 square feet of research laboratories. The description of the lease terms is incorporated by reference from Note H to the Consolidated Financial Statements. In connection with the Company's cost reduction plan, announced on March 9, 1998, the Company reduced headcount from approximately 60 to 30 employees. Following this reduction in staff, the Company intends to sub-lease approximately half of its existing laboratory and office space.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor either of its subsidiaries is a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "CNSI". The following table sets forth the high and low sales prices for the Company's Common Stock on the Nasdaq National Market for the periods indicated:

                                                             High           Low
                                                          -----------   ------------

                January 1 - March 31, 1996                  14-3/4         8-1/2
                  April 1 - June 30, 1996                   13-1/2         7-3/8
                   July 1 - September 30, 1996               9-1/4         6-3/4
                October 1 - December 31, 1996               15-1/4         8-1/2

                January 1 - March 31, 1997                  14-5/8        10-1/2
                  April 1 - June 30, 1997                   12             3-5/8
                   July 1 - September 30, 1997               5-1/8         2-1/8
                October 1 - December 31, 1997                2-3/4         1-15/32

     There were approximately 178 holders of record of Common Stock and approximately 3,400 beneficial owners as of December 31, 1997. Prior to March 9, 1998, the Company had never declared nor paid any cash dividends on its capital stock. On March 9, 1998 the Company's Board of Directors declared an extraordinary dividend on its capital stock of $1.00 per share of outstanding Common Stock, payable on April 14, 1998 to holders of record as of April 2, 1998. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations, capital requirements, general financial condition and such other factors as the Board of Directors may deem relevant.

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

                                                          YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------
                                      1997           1996           1995          1994           1993
                                    --------       --------       --------       --------       --------

STATEMENT OF OPERATIONS DATA:                          (in thousands, except per-share amounts)

Revenues                            $  4,035       $  2,396       $  8,218       $    299       $    417
Operating expenses:
    Research and development          17,650         13,978         13,850         12,722         12,763
    General and administrative         2,616          2,585          2,158          2,863          3,488
                                    --------       --------       --------       --------       --------
Total operating expenses              20,266         16,563         16,008         15,585         16,251
                                    --------       --------       --------       --------       --------
Loss from operations                 (16,231)       (14,167)        (7,790)       (15,286)       (15,834)
Interest income, net                   2,393          1,178            736            401            365
                                    --------       --------       --------       --------       --------
Net loss                            $(13,838)      $(12,989)      $ (7,054)      $(14,885)      $(15,469)
                                    ========       ========       ========       ========       ========
Net loss per share (1)              $  (0.79)      $  (0.93)      $  (0.59)      $  (1.46)      $  (1.79)
                                    ========       ========       ========       ========       ========
Weighted average shares
  outstanding                         17,518         13,980         11,927         10,230          8,634
                                    ========       ========       ========       ========       ========



                                                              DECEMBER 31,
                                 --------------------------------------------------------------------
                                   1997           1996           1995          1994           1993
                                 --------       --------       --------       --------       --------

BALANCE SHEET DATA:                                             (in thousands)
Cash and cash equivalents      $  12,020       $ 26,664       $ 21,937       $  6,269       $  7,907
Marketable Securities             26,561             --             --             --             --
Working capital                   33,588         18,362         17,651          3,493          4,814
Total assets                      40,891         29,220         24,321          9,330         11,159
Total liabilities                  6,568          9,573          4,793          3,149          3,515
Accumulated deficit             (103,482)       (89,644)       (76,655)       (69,601)       (54,716)
Stockholders' equity              34,323         19,647         19,528          6,181          7,644

----------
(1)  See Note A of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, the Company has been primarily engaged in research and development. To date, Cambridge NeuroScience has not received any revenue from the sale of products. The Company has not been profitable since inception and expects to incur substantial operating losses for at least the next several years.

     Cambridge NeuroScience has financed its operations through proceeds from an initial public offering and follow-on public offerings in 1991 and 1997, various private placements of preferred equity securities prior to the initial public offering, a private placement of Common Stock to institutional investors in 1994, two directed public offerings in 1995, its collaborations with BI and Allergan which commenced in March 1995 and November 1996, respectively, research grants and investment income earned on its cash balances and short-term investments.

     In 1995, the Company entered into a collaboration with BI for the development and commercialization of CERESTAT. The Company received $15.0 million upon signing the agreement, consisting of $5.0 million in the form of an expense reimbursement and $10.0 million for 1,250,000 shares of the Company's Common Stock. In 1996, pursuant to the agreement, BI purchased an additional 1,237,624 shares of the Company's Common Stock for $10.0 million. Pursuant to the collaboration, BI will fund 75% of the development costs for CERESTAT in the United States and Europe and all of the development costs in Japan, and the Company is entitled to receive royalties on product sales. The Company has the option to co-promote in the United States. Any co-promotion activities by the Company will result in increased sales and marketing and general and administrative expenditures. In addition, the Company may receive up to an additional $18.0 million in cash upon the achievement of certain milestones.

     The Company and BI commenced Phase III clinical trials for CERESTAT in TBI in March 1996 and in Stroke in July 1996. In June 1997, the Company and BI suspended patient enrollment into the stroke trial after a planned interim analysis of the data raised concerns over the benefit to risk ratio of drug treatment. In September 1997, the Company announced the discontinuation of the TBI trial because a planned interim analysis of the data showed insufficient evidence of positive clinical impact. In December 1997, following an expanded analysis on all patients enrolled in the stroke trial as of June 1997, the partners announced that enrollment into the stroke trial would not resume. At that time, the Company announced its plan to further evaluate the data before making any decisions about the future development of CERESTAT.

     In March 1998, the Company reported that further analysis of the Phase III data indicated that: (i) CERESTAT has an attractive safety profile in the TBI patient population, and (ii) CERESTAT had a potential therapeutic benefit in a subset of the stroke patient population which the Company and BI were continuing to investigate. The Company and BI are expending additional efforts to further evaluate the stroke findings and to determine if additional clinical studies in the stroke indication will be pursued, either together or by the Company independently. There can be no assurance that the results of the analysis will lead the Company to go forward with additional development of CERESTAT. Additionally, if the Company elects to continue development, there can be no assurance that BI will concur with that decision. If the Company were to elect to go forward with additional clinical trials of CERESTAT and BI elected not to go forward, the Company would retain all commercial rights to CERESTAT but would likely not have sufficient funds available to complete development of the drug.

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

     In December 1996, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. (CNPI) to pursue the development of treatments for Alzheimer's disease and other neurological disorders. CNPI entered into a collaboration with the J. David Gladstone Institutes (Gladstone). Pursuant to this collaboration agreement, Gladstone is conducting a research program over a three-year period, for which CNPI will provide at least $1.25 million in funding per year. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount from 60 to 30 staff members. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $800,000, which will be expensed in the first quarter of 1998. Following this reduction in headcount, the Company intends to sub-lease approximately half of its existing laboratory and office facilities space. The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology assets. On March 9, 1998, the Company's Board of Directors declared a dividend in the amount of $1.00 per share payable on April 14, 1998 to shareholders of record on April 2, 1998. The total dividend payable is expected to be approximately $18 million, based upon the number of common shares outstanding at February 28, 1998.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

Revenues

     Research and development revenue increased $1.5 million to $3.9 million for the year ended December 31, 1997, from $2.4 million for the year ended December 31, 1996. Research and development revenue in 1997 included $2.9 million pursuant to the collaboration agreement with BI, compared to $2.3 million in the same period in 1996. The Company recognizes revenue from the BI collaboration in the amount that its CERESTAT development expenses exceed 25% of the CERESTAT development expenses of the Company and BI combined. Revenue pursuant to the BI agreement is based upon the relative spending of the two partners and future revenue is also dependent upon the decision to be made with respect to the future development of CERESTAT under this agreement. Given the current status of the Phase III clinical trials for CERESTAT, there can be no assurance that the Company will have revenue pursuant to this agreement in future periods. See
"-- Overview." Also included in research and development revenue in 1997 was $1.0 million pursuant to the collaboration with Allergan, which began in November 1996, compared to $114,000 in 1996. In 1997, the Company had $150,000 in revenue from two Phase I Small Business Innovation Research (SBIR) grants from the National Institutes of Health.

Operating Expenses

     Operating expenses increased to $20.3 million for the year ended December 31, 1997, compared to $16.6 million in 1996, an increase of $3.7 million. Research and development expenses increased by $3.7 million to $17.7 million in 1997, from $14.0 million in 1996. This increase reflects the increase in costs associated with the Phase III clinical trials of CERESTAT as well as the cost associated with the funding of the collaboration between CNPI and Gladstone, which began in December 1996. Research and development expenses comprised 87% of total operating expenses in 1997, compared to 84% in 1996. General and administrative expenses of $2.6 million in 1997 were comparable to those incurred in 1996. The level of research and development expenses incurred by the Company in the future will depend, in significant part, on whether the Company continues the development of CERESTAT. See "-- Overview." In addition, the Company is continuing to evaluate other alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology assets. If clinical trials or other development activities for CERESTAT are not resumed, or if the Company were to sell some or all of its technology assets, then future research and development expenses would be substantially reduced.

Interest Income

     Interest income was $2.4 million for the year ended December 31, 1997, compared to $1.2 million for 1996, an increase of $1.2 million. This increase was due to the higher cash balances available for investment in 1997, as a result of the public offering of stock in February 1997 and the second equity investment by BI in September 1996.

Net Loss Per Share

     For the year ended December 31, 1997, the Company had a net loss of $13.8 million or $0.79 per share, compared to $13.0 million or $0.93 per share for the year ended December 31, 1996. The decrease in the net loss per share reflects an increase in the weighted average shares outstanding in 1997, compared to 1996, due to the sale of 2,760,000 shares of common stock in a public offering in February 1997, the issuance of 1,237,624 shares of common stock in September 1996 in exchange for the BI milestone payment and the sale of 175,103 shares of common stock to Allergan in November 1996, pursuant to the commencement of the collaboration agreement.

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

     In November 1996, the Company entered into a collaboration agreement with Allergan for the development of treatments for ophthalmic disorders, including glaucoma. Revenue in 1996 included $114,000 received pursuant to the Allergan collaboration.

Operating Expenses

     Operating expenses increased to $16.6 million for the year ended December 31, 1996, from $16.0 million for the same period in 1995, an increase of $600,000. Research and development expenses of $14.0 million in 1996 were comparable to those incurred in 1995. Research and development expenses were 84% of total operating expenses in 1996, compared to 87% in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents of $12.0 million and investments in marketable securities of $26.6 million, compared to cash and cash equivalents of $26.7 million at December 31, 1996. In February 1997, the Company received $28.5 million in proceeds, before related costs of $400,000, from a public offering of 2,760,000 shares of Common Stock at $11.00 per share. In 1997, the Company used $16.1 million for operating purposes and $301,000 for the purchase of equipment, furniture and fixtures. On March 9, 1998, the Company's Board of Directors declared a dividend in the amount of $1.00 per share payable on April 14, 1998 to shareholders of record on April 2, 1998. The total dividend payable is expected to be approximately $18 million, based upon the number of common shares outstanding at February 28, 1998. At February 28, 1998, the Company had cash and cash equivalents of $11.8 million and investments in marketable securities of $24.6 million.

     Pursuant to the agreement with BI, the Company is obligated for 25% of the development costs incurred in the United States and Europe. BI is obligated for the remaining 75% of such costs and all of the development costs in Japan. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The cash reimbursement and the revenue earned are subject to each party's relative expenditures and therefore may fluctuate in each fiscal year. The agreement provides that BI will advance cash to the Company in the event that it is expected that the Company's expenditures will exceed its contractual obligation. On an annual basis, actual spending is reconciled with the budget and may result in the Company's repayment to BI of any excess advances. No advances were received during 1997. As of December 31, 1997, the Company estimates that it had received approximately $2.7 million in excess advances from BI and anticipates repaying that amount to BI in the near future. The estimated amount of excess advances received is subject to the annual reconciliation of spending by both parties, expected to be completed in the first half of 1998.

     In the second half of 1997, the Company and BI discontinued the clinical trials of CERESTAT in both stroke and traumatic brain injury. Substantially all of the costs associated with the completion of the trials and analysis of data has been recognized by the Company in 1997. The Company and BI have continued to collect and analyze data from both Phase III trials. Based on the results of this analysis, BI and the Company will determine whether there is a basis for further development of CERESTAT in other indications and what the future course of development will be. There can be no assurance that there will be a basis for continued development of CERESTAT, nor that BI and the Company will agree on the course of future development. If BI and the Company fail to agree on future development, there could be a significant financial impact on the Company's ability to develop CERESTAT, and the Company would earn no further revenue under the collaboration agreement.

     Pursuant to the collaboration agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research and development funding through 1999. At December 31, 1997, the Company had received $1.4 million pursuant to this funding arrangement, of which $1.0 million was recognized as revenue in 1997. Under the agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

     Pursuant to the collaboration agreement between CNPI and Gladstone, CNPI will provide at least $1.25 million in funding per year over three years. Through December 31, 1997, CNPI made payments to Gladstone totaling $1.9 million. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount from 60 to 30 staff members. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $800,000, which will be expensed in the first quarter of 1998. Following this reduction in headcount, the Company's intent is to sub-lease approximately half of its existing laboratory and office facilities space. The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology assets. On

March 9, 1998, the Company's Board of Directors declared a dividend in the amount of $1.00 per share payable on April 14, 1998 to shareholders of record on April 2, 1998. The total dividend payable is expected to be approximately $18 million, based upon the number of common shares outstanding at February 28, 1998.

     The Company believes that the cash and cash equivalents and investments in marketable securities remaining after the payment of the dividend on April 14, 1998 will be sufficient to maintain operations into 1999.

     The Company's primary expenditures are expected to be in the areas of research and development, general and administrative expenses, and capital expenditures. In the event the Company and BI decide to continue development of CERESTAT, the Company will be obligated to pay no more than 25% of the future development expenses related to this program. The Company will require substantial additional funds for its research and product development programs, pursuing regulatory clearances, establishing production, sales and marketing capabilities and other operating expenses. Despite the potential future milestone payments under the BI and Allergan agreements, adequate funds for these purposes may not be available when needed on terms acceptable to the Company. Although the Company believes that it has adequate resources to pursue the development of CERESTAT with BI, if warranted, the above-mentioned reduction in headcount and dividend payment will result in fewer resources being devoted to the Company's other research and development programs. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Statement No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements presented. Statement No. 130 is not expected to have a material impact on the Company's financial statements. In June 1997, the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Statement No. 131 becomes effective in 1998 and is not expected to have an impact on the Company's financial statements.

     The Company does not believe that inflation has had a material impact on its results of operations.

     The Company is aware of the issues that many computer systems will face as the year 2000 approaches. These issues are the result of computer programs having been written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 problem and will develop an implementation plan to resolve the issue. The Year 2000 problem is not expected to pose a significant problem for the Company.

     The discussion contained in this section as well as elsewhere in this Annual Report on Form 10-K may contain forward-looking statements based on the current expectations of the Company's management. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including but not limited to the following: uncertainties relating to the completion of clinical trials of the Company's product candidates, particularly with respect to the Company's lead product, CERESTAT; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of all of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of products competitive with products under development by the Company; uncertainties as to the protection of proprietary rights relating to the Company's products; the Company's lack of experience in manufacturing and the Company's reliance on contract manufacturers for the production of products for development and commercial purposes; the Company's lack of marketing and sales experience and the risk that any products the Company develops may not receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; and uncertainties as to the extent of future government regulation of the Company's business. As a result, all of the Company's future development efforts involve a high degree of risk. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this section or elsewhere in this Annual Report on Form 10-K which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages F-2 through F-14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 1(a) hereof.


NAME (AGE)                       BUSINESS EXPERIENCE DURING PAST
----------                     FIVE YEARS AND OTHER DIRECTORSHIPS
                               ----------------------------------

Nancy S. Amer               Director since September 1994. Ms. Amer is a General
(36)                        Partner of Crescent Gate, L.P., a middle-market
                            buyout fund. From December 1994 through December
                            1996, Ms. Amer was a Managing Director of the
                            Harvard Private Capital Group, Inc., a subsidiary of
                            Harvard Management Company, Inc., which manages the
                            Harvard University endowment. Prior to joining
                            Harvard, Ms. Amer was a senior consultant with the Boston Consulting Group, Inc. Ms. Amer earned B.A.
                            and M.B.A. degrees from Harvard University.

Burkhard Blank, M.D.        Director since July 1995. Dr. Blank joined
(43)                        Boehringer Ingelheim GmbH, an operating division of
                            BI, in 1986 and has served as the head of international project management for Boehringer
                            Ingelheim GmbH since 1993. From 1988 to 1993, Dr.
                            Blank served as a project leader for worldwide development of various programs at BI.

Ira A. Jackson              Director since May 1992. Mr. Jackson is an Executive
(49)                        Vice President of BankBoston, a commercial bank,
                            where he has served since 1987. Prior thereto, Mr.
                            Jackson was Commissioner of Revenue for the Commonwealth of Massachusetts for a period of five years. Earlier, he was Associate Dean of the John F.
                            Kennedy School of Government at Harvard University.
                            Mr. Jackson received an A.B. from Harvard University and an M.P.A. from the Kennedy School of Government and attended the Advanced Management Program at the Harvard Business School.

S. Joshua Lewis             Director since April 1996. Mr. Lewis, a Managing
(35)                        Director of E.M. Warburg, Pincus & Co., LLC. (EMW
                            LLC), a private equity investment firm, has been affiliated with EMW LLC since 1989. Mr. Lewis is a director of CN Biosciences, Inc., a publicly held life sciences supplies company and Ventana Genetics, Inc., a private gene-based drug discovery company.

Joseph B. Martin,           Director since February 1987. Dr. Martin has been
M.D., Ph.D. (59)            Dean of Harvard Medical School since July 1997.
                            Prior thereto, Dr. Martin was Chancellor of the University of California, San Francisco since July
                            1993 and was Dean and Professor of Neurology of the School of Medicine at the University of California, San Francisco since 1989. From 1978 to 1989, he was
                            Chairman of the Neurology Department at
                            Massachusetts General Hospital and Professor of
                            Neurology at Harvard Medical School.

Paul C. O'Brien             Director since May 1992. Since January 1995, Mr.
(58)                        O'Brien has been President and Chief Executive
                            Officer of The O'Brien Group Inc., a consulting company. From 1993 until December 1994, Mr. O'Brien was Chairman of New England Telephone and Telegraph
                            Company, a wholly-owned subsidiary of NYNEX
                            Corporation. Prior thereto he served as President and Chief Executive Officer of New England Telephone and Telegraph Company. He is a director of BankBoston Corporation, Shiva Corporation and First
                            Pacific Networks Co., manufacturers of
                            communications and network products, and Renaissance
                            Worldwide, Inc., an information technology consulting company, and is Chairman of View Tech, Inc. a telecommunications systems company. Mr.
                            O'Brien earned a B.S. degree in electrical engineering from Manhattan College, an M.B.A. degree from New York University and holds three honorary doctorates.


                            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING
                            COMPLIANCE

       The Company's executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of the Company's securities and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

       Based solely on a review of reports furnished to the Company and written representation that no other reports were required, the Company believes that during 1997 the executive officers and directors of the Company complied with all applicable Section 16(a) filing requirements, except that Drs. Gamzu and McBurney, Mr. Wilcox and Ross S. Gibson, a former officer of the Company, reported on March 16, 1998, the receipt of option grants from the Company, and Dr. McBurney reported the gift of Cambridge NeuroScience stock held by him to a trust for the benefit of his children, which reports were due on February 13, 1998. On March 25, 1998, Ms. Amer reported the receipt of an option grant from the Company, which report was due on February 13, 1998. Mr. Gibson voluntarily terminated his employment with Cambridge NeuroScience in June 1997.

ITEM   11. EXECUTIVE COMPENSATION

       The response to this item is contained in part under the caption "Certain Relationships and Related Transactions" in Part III, Item 13 hereof.

                             EXECUTIVE COMPENSATION

       The Compensation and Benefit Committee Report on Executive Compensation and tables set forth below provide information about the compensation of the executive officers of the Company.
                                       27

       COMPENSATION AND BENEFIT COMMITTEE REPORT ON EXECUTIVE COMPENSATION

       The Compensation and Benefits Committee of the Board of Directors (the "Committee") has furnished the following report on executive compensation:

Compensation Philosophy

       The Company has developed and implemented compensation policies, plans and programs that seek to enhance the viability of the Company thereby increasing stockholder value, by closely aligning the financial interests of the Company's executive officers with those of its stockholders. In support of these goals, annual base salaries, annual incentives and long-term incentives are fixed at competitive levels to attract and retain executive officers and other key employees of outstanding ability and to motivate them to perform to the fullest of their abilities. The incentive programs are variable and closely tied to Company and individual performance in a manner that encourages a strong focus of building the business into one that has strong stockholder value.

Base Salary Administration

       The salary plan for each named executive officer is reviewed individually on an annual basis at their anniversary date. The Human Resources Director and CEO review and recommend a base salary level to the Committee for each executive officer based on current competitive practices, relying on industry standards and practices, internal comparisons and individual performance judgments as to past and expected future contributions of the individual executive officers. The industry standards used include both national and New England-based published biotechnology surveys as well as focused survey data initiated by the Company. Comparisons are made to companies that are similar in size, stage of development and, in some instances, in the same geographic area as the Company.

Incentive Compensation: Annual Incentives

       Annual incentives are payable to each executive officer upon the attainment of predetermined corporate objectives. These objectives are approved at the beginning of the year by the Committee and comprise product, program, financial, business and personal objectives. At the end of the year, the Committee reviews the attainment of the overall plan and objectives, each named individual's contribution to this attainment as well as each executive's ongoing contribution to the Company's development and determines the appropriate bonus payment. At full achievement of objectives, the CEO is targeted to receive 30% of his annual base salary, the Senior Vice President, Research is targeted to receive 25% and all other executive officers are targeted to receive 20%. The amounts actually paid may be more or less than the targeted bonus based on over or under achievement of objectives.

       As a result of the suspension of the Phase III clinical trials of CERESTAT in stroke and TBI and the significant decrease in market price of the Company's Common stock in the second half of 1997, the Committee felt that it was not appropriate to award bonuses to the management team.

Incentive Compensation: Long-Term Incentives

       The Company has established the 1991 Equity Incentive Plan (the "Equity Plan") which serves as the long-term incentive program for executive officers as well as all employees of the Company. It is the Company's philosophy that all employees of the Company should be stockholders thereby sharing in the long-term success of the Company. Upon employment, the Company grants stock options to regular, full-time employees. After two years of employment, each regular, full-time employee is eligible to receive annual stock option grants. In determining the size of stock option awards, the Committee considers competitive market data and Company performance as well as individual performance. The Committee has developed a guideline for the size of both the on-hire and annual awards that is based upon the compensation level of each position within the Company.

       Under the Equity Plan, options granted at the date of employment vest 50% after two years and 6.25% per quarter thereafter, thereby becoming fully vested after four completed years of employment. After two years of continuous employment, all employees and executive officers, including the CEO, are eligible for additional grants of stock options. Annual grants vest at a rate of 6.25% per quarter and are fully vested four years from the grant date. This vesting schedule, together with the 10-year life of the options, is consistent with the idea of providing a reward to all employees and executive officers for remaining with the Company during the vesting periods and contributing to the long-term growth and viability of the Company, and increasing value for all stockholders. In 1997, the size of these grants was based upon industry surveys, individual employee performance and anticipated ongoing contribution to the Company's development.

       Annual grants made to the named executive officers in 1997 are summarized in the table entitled "Option Grants in Last Fiscal Year."


       The Committee believes that the executive officer team will receive appropriate rewards under this program of corporate incentives but only if they achieve the performance goals established for them and the Company and if they succeed in building value for the Company's stockholders.

Chief Executive Compensation

       The CEO's overall compensation package, which is reviewed and determined by the Committee, is intended to be competitive with industry standards and motivate the CEO to achieve the Company's annual and longer-term objectives. Annual incentive compensation reflects the Committee's assessment of performance against pre-established objectives. For 1997, as discussed above, the CEO did not receive an annual incentive award. In 1997, the CEO was awarded a stock option grant that was based on a review of competitive data and is in line with internal comparisons. The goal of this award is to motivate leadership for long-term Company success and to provide significant reward upon achievement of Company objectives and enhancement of stockholder value. The Committee continues to believe that, at this point in the Company's development, it remains appropriate that the CEO's compensation package be increasingly weighted to stock options.

Compensation Deductibility

       Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), imposes a limit on tax deductions for annual compensation in excess of one million dollars paid by a corporation to its chief executive officer and the other four most highly compensated officers of a corporation. This provision excludes certain forms of "performance based compensation" from the compensation taken into account for the purposes of that limit. The Company has established individual limits on the number of options that may be granted under the Equity Plan to permit the options to qualify for the exclusion from the limitation on deductibility. The Committee will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

                                            Compensation and Benefits Committee

                                                 Paul C. O'Brien, Chairman
                                                 Nancy S. Amer
                                                 S. Joshua Lewis

                       COMPARATIVE STOCK PERFORMANCE GRAPH

       The table set forth below compares the Company's cumulative total stockholder return with the cumulative total return of the Nasdaq Stock Market (U.S.) Index ("Nasdaq Market Index") and a peer group index ("Peer Group Index A") comprised of the following neuroscience companies, each on an annual basis:
Cocensys, Inc.; Neurex Corporation; Neurocrine Biosciences, Inc.; Neurogen Corporation; and Sibia Neurosciences, Inc. The peer group index included in the stock performance graph presented in the Company's 1997 Proxy Statement also included Cephalon, Inc. and Regeneron Pharmaceuticals, Inc. and did not include Neurocrine Biosciences, Inc. and Sibia Neurosciences, Inc. The Company believes that the businesses of Cephalon and Regeneron are no longer comparable to that of Cambridge NeuroScience and, therefore, has removed them from the peer group index. Cephalon is a substantially larger company than Cambridge NeuroScience with marketed products and product candidates at later stages of development. As a result of an agreement entered into in 1997, Regeneron is effectively a captive subsidiary of Proctor & Gamble Company. Neurocrine and Sibia are biotechnology companies comparable in size and at similar stages of product development to Cambridge NeuroScience. In addition to Peer group Index A, defined above, the table set forth below also includes, for comparative purposes, a peer group index ("Peer Group Index B") comprised of the companies included in the peer group index in the Company's 1997 Proxy Statement:
Cephalon, Inc.; Cocensys Inc.; Neurex Corporation; Neurogen Corporation; and Regeneron Pharmaceuticals, Inc.

       The comparative returns assume an investment of $100 in the Common Stock of the Company, the stock comprising the Nasdaq Market Index, and the stock comprising Peer Group Index A and Peer Group Index B on December 31, 1992.

                            12/31/92        12/31/93      12/31/94    12/30/95     12/29/96     12/31/97
                            --------        --------      --------    --------     --------     --------
    Cambridge
    NeuroScience, Inc.       100.0            100.0         54.8        116.1        153.2         25.4

    Nasdaq Market Index      100.0            114.8        112.2        158.7        195.2        239.5

    Peer Group
    Index A                  100.0             58.4         47.2        172.4        176.4        133.3

    Peer Group
    Index B                  100.0            107.3         45.9        201.3        155.2         99.3

       The following table sets forth certain compensation information for the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers whose salary and bonus for 1997 exceeded $100,000 (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                      ANNUAL              COMPENSATION
                                                   COMPENSATION               AWARDS
                                              -----------------------     ------------
                                                                           SECURITIES
                                                                           UNDERLYING          ALL OTHER
                                               SALARY         BONUS          OPTIONS         COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR        ($) (1)         ($) (2)         (#) (3)            ($) (4)
---------------------------      ------      ---------      ----------    --------------    ----------------
Elkan R. Gamzu,                   1997        $262,500        $    --        135,000        $12,044
  President and Chief             1996         262,500         59,063         50,000         11,653
  Executive Officer               1995         250,000         63,750         72,500         11,029

William  F. Holt (5)              1997         138,286             --          1,250          3,443
  Vice President, Drug            1996         127,429         15,291          7,500          2,693
  Discovery Operations            1995         126,818         12,443         10,000            120

Laima I. Mathews                  1997         119,206             --          1,250          6,774
  Vice President, Drug            1996         108,284         13,400          6,000          5,558
  Development                     1995         106,239         11,236          9,000          6,494

Robert N. McBurney,               1997         224,700             --         15,000         10,694
 Senior Vice President,           1996         210,000         39,375         30,000         10,579
 Research and Chief               1995         200,000         42,500         50,000         10,899
 Scientific Officer

Harry W. Wilcox, III              1997         189,578             --         30,000         12,116
  Senior Vice President of        1996         175,000         26,250             --         11,187
  Finance and Business            1995           7,292             --         50,000             --
  Development and Chief
  Financial Officer

--------------

(1) Includes compensation deferred by the Company's named executive officers during fiscal years 1997, 1996 and 1995 pursuant to the Cambridge NeuroScience, Inc. 401(k) Plan, adopted in 1988.

(2) Bonuses were earned in the year indicated and are generally paid in the subsequent year.

(3) Consists of options granted under the Equity Plan to acquire shares of the Company's Common Stock.

(4) The amounts shown in this column for the fiscal year 1997 are derived from the following figures for Drs. Gamzu, Holt and McBurney, Mr. Wilcox and Mrs. Mathews, respectively: $2,400, $227, $1,050 and $2,476 for Company paid term life insurance premiums (Mrs. Mathews did not receive this benefit in 1997); $144 each for Company paid group life insurance premiums; and, $9,500, $3,072, $9,500, $9,496 and $6,630 for the Company
       match of contributions to the Cambridge NeuroScience, Inc. 401(k) Plan. The amounts shown in this column for the fiscal year 1996 include the following amounts for Drs. Gamzu, Holt and McBurney, Mr. Wilcox and Mrs. Mathews, respectively: $9,500, $2,549, $9,500, $9,500 and $5,414 for the
       Company match of contributions to the Cambridge NeuroScience, Inc. 401(k) Plan and $144 each for Company paid group life insurance premiums. Also included in the 1996 amounts are the following for Drs. Gamzu and McBurney and Mr. Wilcox, respectively: $2,009, $935 and $1,543 for Company paid term life insurance premiums. The amounts shown in this column for the fiscal year 1995 include the following amounts for Drs. Gamzu and McBurney and Mrs. Mathews, respectively: $9,240, $9,240 and $6,374 for the Company match of contributions to the Cambridge NeuroScience, Inc. 401(k) Plan (Dr. Holt and Mr. Wilcox did not participate in the 401(k) Plan in 1995) and $120 each for Company paid group life insurance premiums. Also included in 1995 amounts are $1,669 and $1,539 for Company paid term life insurance premiums for Drs. Gamzu and McBurney, respectively. Dr. Holt and Mrs. Mathews became executive officers of the Company in 1997 and Mr. Wilcox joined the Company in December 1995.

(5) Dr. Holt left the Company on March 9, 1998. Pursuant to the terms of the 1991 Equity Incentive Plan, all non-vested options outstanding on the date of termination of employment with the Company were forfeited. All vested but unexercised options will be canceled ninety days after termination date.

     The following table provides information regarding the stock options granted during 1997 to the named executive officers.

                                        OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                           --------------------------------------------------------
                                          PERCENT OF
                           NUMBER OF        TOTAL                                     POTENTIAL REALIZABLE VALUE
                           SECURITIES      OPTIONS                                    AT ASSUMED ANNUAL RATES OF
                           UNDERLYING     GRANTED TO                                 STOCK PRICE APPRECIATION FOR
                            OPTIONS       EMPLOYEES     EXERCISE OR                         OPTION TERM (1)
                            GRANTED       IN FISCAL     BASE PRICE    EXPIRATION    ------------------------------
          NAME                (#)           YEAR         ($/SH)         DATE           5% ($)          10% ($)
-----------------------  -------------  ------------- -------------- ------------   --------------  --------------
Elkan R. Gamzu              135,000          49.8%      $   12.25      1/27/07        $1,040,035      $2,635,652

William F. Holt (2)           1,250            .5%          12.25      1/27/07             9,630          24,404

Laima I. Mathews              1,250            .5%          12.25      1/27/07             9,630          24,404

Robert N. McBurney           15,000           5.5%          12.25      1/27/07           115,559         292,850

Harry W. Wilcox, III         30,000          11.1%          12.25      1/27/07           231,119         585,700

----------

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term and are not intended to be a forecast of possible future appreciation, if any, in the price of the Company's Common Stock. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted.

(2)  See Note (5) to the Summary Compensation Table, above.

     The following table provides information regarding the stock options exercised during 1997 by the named executive officers.

                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                              SHARES                           OPTIONS AT                IN-THE-MONEY OPTIONS AT
                           ACQUIRED ON     VALUE          FISCAL YEAR-END (#)            FISCAL YEAR-END ($) (1)
                             EXERCISE     REALIZED   -------------------------------  ------------------------------
          NAME                 (#)          ($)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-------------------------- ------------- ----------- -------------- ----------------  -------------- ----------------
Elkan R. Gamzu                  -            -            244,530       182,970            $--              $--
William F. Holt (2)             -            -             44,295        11,955             --               --
Laima I. Mathews                -            -             27,546         8,704             --               --
Robert N. McBurney              -            -            164,687        60,313             --               --
Harry W. Wilcox, III            -            -             30,625        49,375             --               --

-----------

(1) Based on the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1997 of $1.969.

(2)  See Note (5) to the Summary Compensation Table, above.

EMPLOYMENT AGREEMENTS

     Pursuant to the terms of Dr. Elkan R. Gamzu's employment agreement with the Company, dated June 5, 1990, the Company has agreed to pay him a severance payment equal to his annual base salary if the Company terminates his employment at any time.

COMPENSATORY ARRANGEMENT

     The Company has adopted a compensatory arrangement pursuant to which certain executive officers and other members of management will be compensated in the event of the successful completion of the sale, merger or liquidation of the Company. The individuals covered by this arrangement are Drs. Gregory B. Butler, Graham Durant, Elkan R. Gamzu, David Gwynne, William F. Holt and Robert
N. McBurney and Mr. Harry W. Wilcox and Mrs. Laima I. Mathews. Compensation to be paid to these employees includes a "success bonus" based on a percentage of the dollar value of the transaction entered into by the Company. Except as otherwise determined by the Board of Directors, in the event that any of these individuals voluntarily terminates his or her employment with the Company prior to the successful completion of such a transaction, no bonus will be paid to that individual. Additionally, in the event that the Company terminates the employment of these individuals, he or she will receive severance payments ranging from 25% to 100% of such individual's base salary and the continuation for a prescribed period of all employee benefits currently provided by the Company. As of March 9, 1998, Drs. Holt and Butler were no longer employed by the Company. Pursuant to this plan, Drs. Holt and Butler remain eligible to receive the bonus described above.

DIRECTOR COMPENSATION

     Effective June 1992, the Company agreed to compensate outside directors for attendance at meetings of the Board of Directors and committees thereof at a rate of $12,000 per year, paid quarterly. Dr. Martin and Messrs. Jackson and O'Brien and Ms. Amer are currently compensated pursuant to this arrangement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's outstanding Common Stock as of February 28, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and nominees for director, (iii) the Chief Executive Officer of the Company, (iv) each of the other four most highly compensated executive officers and (v) all directors and executive officers as a group.

                                                                                       SHARES OF COMMON
                                                                                 STOCK BENEFICIALLY OWNED (1)
                                                                            ---------------------------------------
BENEFICIAL OWNER                                                                 SHARES             PERCENT (2)
-----------------------------------------------------------------------     -----------------     -----------------
   Boehringer Ingelheim International GmbH                                         2,487,624             13.9%
      Postbox 200
      D-55216 Ingelheim, Rhein
      Germany
   Warburg, Pincus Capital Partners Liquidating Trust (3)                          2,262,488             12.6%
     466 Lexington Avenue
     New York, New York  10017
   State of Wisconsin Investment Board                                             1,745,000              9.7%
     P.O. Box 7842
     Madison, Wisconsin 53703
   Aeneas Venture Corporation (4)                                                  1,192,033              6.7%
     c/o Harvard Management Company, Inc.
     600 Atlantic Avenue
     Boston, Massachusetts 02210
   Burkhard Blank (5)                                                              2,487,624             13.9%
   S. Joshua Lewis (6)                                                             2,262,488             12.6%
   Elkan R. Gamzu (7)                                                                495,381              2.7
   Robert N. McBurney (8)                                                            265,900              1.5%
   Joseph B. Martin (9)                                                               50,125              *
   Paul C. O'Brien (10)                                                               47,625              *
   William F. Holt (11)                                                               48,350              *
   Harry W. Wilcox, III (12)                                                          46,353              *
   Laima I. Mathews (13)                                                              34,278              *
   Ira A. Jackson (14)                                                                22,625              *
   Nancy S. Amer (15)                                                                  5,000              *
   All current executive officers and directors as a group
      (11 persons) (16)                                                            5,765,749             31.1%

--------------------------------------
 *   Less than one percent

(1) Except as otherwise indicated, each owner has sole voting and investment power of the shares owned.

(2) Shares issuable upon the exercise of options described in the following notes are treated as outstanding solely for purposes of calculating the percentage ownership of such person or group.

(3) The principal business of Warburg, Pincus Capital Partners Liquidating Trust (WPLT) is to manage the orderly liquidation of the assets formerly held by Warburg, Pincus Capital Partners, L.P., a Delaware limited partnership (WPCP), that was formerly engaged in making venture capital and related investments, whose partnership agreement terminated on September 30, 1997. Prior to termination of the partnership agreement, WPCP distributed an aggregate of 2,262,488 shares of the Company's common stock to WPLT. The trustees of WPLT are Lionel I. Pincus, John L. Vogelstein and Stephen Distler. Each of Messrs. Pincus, Vogelstein and Distler disclaims beneficial ownership of any shares owned by WPLT. Mr. Pincus is Managing Partner of Warburg Pincus & Co., a New York general partnership (WP) and Chairman of the Board, Chief Executive Officer and Managing Partner of E.M. Warburg, Pincus & Co., LLC (EMW LLC). Mr. Vogelstein is a general partner of WP and the Vice Chairman of the Board and member of EMW LLC; and Mr. Distler is a general partner of WP and the Treasurer, a managing director and a member of EMW LLC. Mr. Lewis, a director of the Company, is Managing Director of EMW LLC. As such, Mr. Lewis may be deemed to have an indirect pecuniary interest within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in an indeterminate portion of the shares beneficially owned by WPLT. See Note (6) below.

(4) Aeneas Venture Corporation ("Aeneas") is a wholly owned subsidiary of the President and Fellows of Harvard College, and is an investment affiliate of Harvard Private Capital Group, Inc.

(5) All of the shares indicated as owned by Dr. Blank are owned directly by Boehringer Ingelheim International GmbH ("BI") and are included because of Dr. Blank's affiliation with BI. Dr. Blank is the head of international project management for Boehringer Ingelheim GmbH, which is an operating division of BI. Dr. Blank disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(6) All of the shares indicated as owned by Mr. Lewis are owned directly by WPLT and are included because of Mr. Lewis' affiliation with WPLT. Mr. Lewis disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. See Note (3) above.

(7) Includes 280,311 shares which may be acquired within 60 days by Dr. Gamzu pursuant to the exercise of stock options and 10,010 shares held in the Cambridge NeuroScience, Inc. 401(k) Plan.

(8) Includes 179,586 shares which may be acquired within 60 days by Dr. McBurney pursuant to the exercise of stock options and 9,814 shares held in the Cambridge NeuroScience, Inc. 401(k) Plan. Also includes 10,000 shares held in trust for Dr. McBurney's children.

(9) Includes 22,625 shares which may be acquired within 60 days by Dr. Martin pursuant to the exercise of stock options.

(10) Includes 22,625 shares which may be acquired within 60 days by Mr. O'Brien pursuant to the exercise of stock options.

(11) Includes 47,108 shares which may be acquired within 60 days by Dr. Holt pursuant to the exercise of stock options and 1,242 shares held in the Cambridge NeuroScience, Inc. 401(k) Plan. On March 9, 1998, Dr. Holt left the Company. All of Dr. Holt's unvested options have been forfeited. Any vested options remaining unexercised ninety days after termination of employment with the Company will be canceled.

(12) Includes 37,500 shares which may be acquired within 60 days by Mr. Wilcox pursuant to the exercise of stock options and 3,221 shares held in the Cambridge NeuroScience, Inc. 401(k) Plan.

(13) Includes 29,390 shares which may be acquired within 60 days by Mrs. Mathews pursuant to the exercise of stock options and 4,888 shares held in the Cambridge NeuroScience, Inc. 401(k) Plan.

(14) Consists of 22,625 shares which may be acquired within 60 days by Mr. Jackson pursuant to the exercise of stock options.

(15) Consists of 5,000 shares which may be acquired within 60 days by Ms. Amer pursuant to the exercise of stock options.

(16) See Notes (1), (2), (5), (6), (7), (8), (9), (10), (11), (12), (13), (14)
     and (15) above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is contained under the captions "Employment Agreements", "Compensatory Arrangement" and "Director Compensation" in Part II,
Item 11 hereof.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

     The following Financial Statements of the Company are included in response to Item 8 of this report:

                                                                   PAGE
                                                                   ----

      Index to Consolidated Financial Statements                    F-1

      Report of Independent Auditors                                F-2

      Consolidated Balance Sheets                                   F-3

      Consolidated Statements of Operations                         F-4

      Consolidated Statement of Changes in Stockholders' Equity     F-5

      Consolidated Statements of Cash Flows                         F-6

      Notes to Consolidated Financial Statements                    F-7

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

10.12*   1992 Director Stock Option Plan, as amended. Filed herewith.

10.13 Lease for One Kendall Square dated July 16, 1992 between the Company and the Trustees of Old Kendall Realty Trust and addendum dated as of September 22, 1992 (the "Lease"). Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference. Addendum dated September 22, 1993, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1993, as filed with the Commission on February 14, 1994, and incorporated herein by reference. Addendum dated March 11, 1996, as filed with the Commission on March 24, 1997, and incorporated herein by reference. Addendum dated June 17, 1997. Filed herewith.

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

10.25* Compensatory arrangement with certain executive officers and other members of management. Filed herewith.

21.1     Subsidiaries of the Company. Filed herewith.

23.1     Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1     Powers of Attorney. Contained on signature page hereto.

27.1 Financial Data Schedule for the year ended December 31, 1997 (for electronic filing only).

99.1     Important Factors Regarding Forward-Looking Statements. Filed herewith.

-------------------------------

* Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.

+ Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K

December 16, 1997: Issuance of a news release announcing that the Phase III clinical trial of CERESTAT in stroke patients, which was temporarily suspended in June 1997, would not restart.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

       Report of Independent Auditors                                       F-2

       Consolidated Balance Sheets                                          F-3

       Consolidated Statements of Operations                                F-4

       Consolidated Statement of Changes in Stockholders' Equity            F-5

       Consolidated Statements of Cash Flows                                F-6

       Notes to Consolidated Financial Statements                           F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
CAMBRIDGE NEUROSCIENCE, INC.




     We have audited the accompanying consolidated balance sheets of Cambridge NeuroScience, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge NeuroScience, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                            ERNST & YOUNG LLP


Boston, Massachusetts
February 12, 1998, except for
Note I, as to which date is
March 9, 1998

                          CAMBRIDGE NEUROSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                              DECEMBER 31,
                                                                     ----------------------------------
                                                                       1997                     1996
                                                                     ---------                ---------
              ASSETS

    Current Assets
        Cash and cash equivalents                                    $  12,020                $ 26,664
        Marketable securities                                           26,561                       -
        Prepaid expenses and other current assets                        1,575                   1,271
                                                                     ---------                --------
    Total Current Assets                                                40,156                  27,935

    Equipment, Furniture and Fixtures, net                                 735                   1,285
                                                                     ---------                --------
                                                                     $  40,891                $ 29,220
                                                                     =========                ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities
        Accounts payable and accrued expenses                        $   3,668                $  3,789
        Research and development advances                                2,900                   5,784
                                                                     ---------                --------
    Total Current Liabilities                                            6,568                   9,573

    Stockholders' Equity
        Preferred stock, par value $.01, 10,000
          shares authorized; none issued                                     -                       -
        Common stock, par value $.001, 30,000
          shares authorized; 17,858 shares issued
          and outstanding at December 31, 1997;
          15,010 at December 31, 1996                                       18                      15
        Additional paid-in capital                                     137,787                 109,276
        Accumulated deficit                                           (103,482)                (89,644)
                                                                      --------                --------
    Total Stockholders' Equity                                          34,323                  19,647
                                                                     ---------                --------
                                                                     $  40,891                $ 29,220
                                                                     =========                ========










   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                            YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      1997          1996          1995
                                                    --------      --------      --------

Revenues
Research and development, net                       $  3,885      $  2,396       $ 8,155
Government grants                                        150             -            63
                                                    --------      --------      --------
                                                       4,035         2,396         8,218

Operating expenses
Research and development                              17,650        13,978        13,850
General and administrative                             2,616         2,585         2,158
                                                    --------      --------      --------
                                                      20,266        16,563        16,008
                                                    --------      --------      --------
Loss from operations                                 (16,231)      (14,167)       (7,790)

Interest income                                        2,393         1,178           736
                                                    --------      --------      --------
Net loss                                            $(13,838)     $(12,989)      $(7,054)
                                                    ========      ========      ========

Basic and diluted net loss per common share         $  (0.79)     $  (0.93)      $ (0.59)
                                                    ========      ========      ========

Number of shares outstanding for purposes of
computing basic and diluted net loss per share        17,518        13,980        11,927
                                                    ========      ========      ========











   The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                              COMMON STOCK         ADDITIONAL                     TOTAL
                                         ---------------------       PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                          SHARES       AMOUNT        CAPITAL      DEFICIT        EQUITY
                                         -------      --------      --------     ---------      -------

Balance at December 31, 1994              10,774      $     11      $ 75,771     $ (69,601)     $ 6,181
  Sale of common stock, net of
   offering costs of $730                  1,200             1         8,869                      8,870
  Sale of common stock, net of
   offering costs of $175                    188                       1,325                      1,325
  Common stock issued pursuant to a
   stock purchase agreement, net of
   costs of $667                           1,250             1         9,332                      9,333
  Common stock, issued pursuant to
   employee benefit plans                     34             1           186                        187
  Exercise of options                         93                         686                        686
  Net loss                                                                          (7,054)      (7,054)
                                         -------      --------      --------     ---------      -------
Balance at December 31, 1995              13,539            14        96,169       (76,655)      19,528

  Common stock issued pursuant to
   stock purchase agreements, net of
   costs of $300                           1,413             1        12,699                     12,700
  Common stock, issued pursuant to
   employee benefit plans                     28                         243                        243
  Exercise of options                         30                         165                        165
  Net loss                                                                         (12,989)     (12,989)
                                         -------      --------      --------     ---------      -------
Balance at December 31, 1996              15,010            15       109,276       (89,644)      19,647

  Sale of common stock, net of
   offering costs of $2,221                2,760             3        28,136                     28,139
  Common stock, issued pursuant to
   employee benefit plans                     77                         321                        321
  Exercise of options                         11                          54                         54
  Net loss                                                                        (13,838)      (13,838)
                                         -------      --------      --------     ---------      -------
Balance at December 31, 1997              17,858      $     18      $137,787     $(103,482)     $34,323
                                         =======      ========      ========     =========      =======






 The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1997          1996          1995
                                                      --------      --------      --------

Operating Activities
 Net loss                                             $(13,838)     $(12,989)     $ (7,054)
 Expenses not requiring cash:
  Depreciation and amortization                            851         1,059         1,134
  Common stock issued pursuant to an
   employee benefit plan                                   230           194           141
                                                      --------      --------      --------
                                                       (12,757)      (11,736)       (5,779)

  Changes in current assets and liabilities:
  Prepaid expenses and other current assets               (304)         (764)         (133)
  Accounts payable and accrued expenses                   (121)           (9)          648
  Research and development advances                     (2,884)        4,789           995
                                                      --------      --------      --------
                                                        (3,309)        4,016         1,510

                                                      --------      --------      --------
  Cash used for operating activities                   (16,066)       (7,720)       (4,269)

Investing Activities
  Purchase of marketable securities                    (35,561)          -             -
  Sale of marketable securities                          9,000           -             -
  Purchase of equipment, furniture and
   fixtures, net of disposals                             (301)         (467)         (323)
                                                      --------      --------      --------
   Cash used for investing activities                  (26,862)         (467)         (323)

Financing Activities
  Sales of common stock, net of offering
   costs of $2,221 in 1997 and $905 in 1995             28,284           214        10,927
  Issuance of common stock pursuant to stock
   purchase agreements, net of costs of $300 in
   1996 and $667 in 1995                                   -          12,700         9,333
                                                      --------      --------      --------
   Cash provided by financing activities                28,284        12,914        20,260
                                                      --------      --------      --------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                      (14,644)        4,727        15,668

Cash and Cash Equivalents at Beginning of Year          26,664        21,937         6,269
                                                      --------      --------      --------

Cash and Cash Equivalents at End of Year              $ 12,020      $ 26,664      $ 21,937
                                                      ========      ========      ========







 The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business. Cambridge NeuroScience, Inc. (the "Company") is engaged in the discovery, development and commercialization of proprietary pharmaceuticals to prevent, reduce, or reverse damage caused by severe disorders of, or injuries to, the nervous system. The Company's product candidates and programs include
(i) ion-channel blockers for the treatment and prevention of brain damage resulting from traumatic brain injury ("TBI"), neuropathic pain, migraine and cerebral ischemia and (ii) growth factors for the treatment of multiple sclerosis and peripheral neuropathies. To date, the Company has funded its operations through proceeds from public and private offerings of its equity securities and from payments received pursuant to research and development collaborations.

     Principles of Consolidation. The consolidated financial statements include the accounts of Cambridge NeuroScience, Inc. and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. See Note G.

     Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Impact of Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Statement No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements presented. Statement No. 130 is not expected to have a material impact on the Company's financial statements. In June 1997, the FASB also issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Statement No. 131 becomes effective in 1998 and is not expected to have an impact on the Company's financial statements.

     Cash and Cash Equivalents. The Company's policy regarding investments is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents, which are invested primarily in high quality corporate bonds and commercial paper, U.S. Government and agency obligations and repurchase agreements. At December 31, 1997 and 1996, the cost of these investments approximated fair market value.

     Marketable Securities. At December 31, 1997, the Company had $26.6 million invested in marketable securities with original maturities of greater than 90 days, consisting of high quality corporate bonds, commercial paper, certificates of deposit and variable rate insurance contracts. As the Company intends that these investments be available for use in the Company's current operations, these amounts are classified as "available-for-sale" and are included in current assets. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such classification at each balance sheet date. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of stockholders' equity. At December 31, 1997, the cost of these investments approximated fair market value. The cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortizations, interest income and realized gains and losses are included in interest income. The cost of securities sold is based on specific identification.

                         . CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Equipment, Furniture and Fixtures. Equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

     Equipment, furniture and fixtures   .................  3 - 5 years
     Leasehold improvements              .................  Term of the lease

     Stock Based Compensation. The Company accounts for its stock based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees. See Note F.

     Revenue Recognition. Research and development revenue is recognized as earned and represents reimbursement of the Company's expenditures pursuant to the terms of two collaboration agreements (see Note G). Revenue from government grants is recorded, as earned, based on the performance requirements of the grant. Expenses relating to the collaboration agreements and to the performance requirements of government grants are recorded as research and development expenses. Payments received in advance of research and development performed are designated as research and development advances.

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

     Significant Customers. Revenue in 1997, 1996 and 1995 consisted primarily of revenue arising from collaborative agreements (see Note G).

     Net loss per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which was adopted by the Company on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. Net loss per share is computed using the weighted-average number of common shares outstanding during the period. The adoption of FAS 128 did not have any impact on the Company's earnings per share due to the fact that the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options are excluded as their effect is antidilutive.

NOTE B - MARKETABLE SECURITIES

The following summarizes the Company's investment in marketable securities at December 31, 1997 (in thousands):

                                        CONTRACTUAL MATURITIES
                                      --------------------------
                                       LESS THAN         DUE IN
                                       ONE YEAR        1-2 YEARS
                                       ---------       ---------
Corporate bonds                         $11,569          $3,020
Certificates of deposit                   5,999               -
Variable rate insurance contracts         3,000               -
Commercial paper                          2,973               -
                                        -------          ------
                                        $23,541          $3,020
                                        =======          ======

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following (in thousands):

                                             DECEMBER 31,
                                        --------------------
                                         1997          1996
                                        ------        ------

Equipment                               $4,586        $4,397
Furniture and fixtures                     453           443
Leasehold improvements                   2,264         2,264
                                        ------        ------
                                         7,303         7,104
Less accumulated depreciation
   and amortization                      6,568         5,819
                                        ------        ------
Equipment, furniture and
   fixtures, net                        $  735        $1,285
                                        ======        ======

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                          DECEMBER 31,
                                     --------------------
                                      1997          1996
                                     ------        ------
Accounts payable                     $  273        $  795
Accrued research and
   development expenses               2,466         1,394
Accrued other                           929         1,600
                                     ------        ------
                                     $3,668        $3,789
                                     ======        ======

NOTE E - INCOME TAXES

     At December 31, 1997, the Company has a potential tax benefit of approximately $45.8 million, resulting primarily from approximately $101.0 million in net operating loss carryforwards and $4.3 million of tax credits which expire through 2012. Since the Company has incurred only losses since inception and due to the degree of uncertainty related to the ultimate utilization of the loss and credit carryforwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code of 1986, as amended.

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                             DECEMBER 31,
                                    -------------------------
                                       1997             1996
                                    --------         --------
Deferred tax assets
   Net operating loss
     carryforwards                  $ 41,500         $ 33,450
   Tax credits                         4,250            3,800
                                    --------         --------
Total deferred tax assets             45,750           37,250
   Valuation allowance               (45,750)         (37,250)
                                    --------         --------
Net deferred tax assets             $    -           $    -
                                    ========         ========

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - STOCKHOLDERS' EQUITY

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

     In addition, the Company has a 1992 Director Stock Option Plan (the "1992 Plan") pursuant to which non-qualified stock options to purchase 20,000 shares of the Company's Common Stock are automatically granted to outside directors at fair market value upon their initial election to the Board of Directors. Additional grants of options may be made to eligible Directors at the discretion of the Board of Directors. The 1992 Plan has reserved an aggregate of 100,000 shares for this purpose. At December 31, 1997, options to purchase 78,000 shares have been granted under the plan, of which 45,625 are exercisable.

     The term of all stock options granted may not exceed ten years, and vesting generally is over a four-year period.

     The following table presents the combined activity of the two option plans for the years ended December 31, 1997, 1996 and 1995:

                                               1997                        1996                        1995
                                      ------------------------    -----------------------    -----------------------
                                                      Weighted                   Weighted                   Weighted
                                                       Average                    Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                        Options        Price        Options       Price        Options       Price
                                      ----------       ------     ----------      ------     ----------      ------
Outstanding at
beginning of year                      1,493,953       $ 6.92      1,258,973      $ 6.61      1,330,080      $ 6.98

Granted                                  293,450        11.56        272,650        8.20        374,125        6.30

Exercised                                (10,684)        5.03        (29,988)       5.50        (93,368)      10.84

Canceled                                (113,992)        7.51         (7,682)       6.67       (351,864)       7.48
                                      ----------       ------     ----------      ------     ----------      ------
Outstanding  at  end of
year                                   1,662,727       $ 7.71      1,493,953      $ 6.92      1,258,973      $ 6.61
                                      ==========       ======     ==========      ======     ==========      ======
Options  exercisable at
year end                               1,079,048       $ 7.09        822,347      $ 6.91        574,772      $ 7.18
                                      ==========       ======     ==========      ======     ==========      ======

Weighted  average  fair value per
share of options  granted  during
the year                                               $ 8.15                     $ 4.64                     $ 3.70
                                                       ======                     ======                     ======

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1997:

                                         Options Outstanding                                  Options Exercisable
                    ---------------------------------------------------------------    ----------------------------------
                                              Weighted                Weighted                              Weighted
Range of                Number            Average Remaining            Average            Number             Average
Exercise Prices      Outstanding       Contractual Life (yrs)      Exercise price       Exercisable      Exercise Price
------------------- ---------------    ------------------------    ----------------    --------------    ----------------
$2.47  -  4.25              187,271               6.9              $           4.12           135,505    $           4.23
 4.75  -  6.50              537,601               6.2                          5.96           430,893                5.98
 6.63  -  8.00              384,808               7.2                          7.62           230,214                7.38
 8.13  -  9.75              247,979               5.9                          8.80           192,954                8.86
10.41  - 13.00              305,068               8.3                         12.24            89,482               12.20
                    ---------------                                                    --------------
                          1,662,727                                                         1,079,048
                    ===============                                                    ==============

     Employee Stock Purchase Plan. The 1993 Employee Stock Purchase Plan (the "ESPP") provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. No shares were issued under the ESPP in 1993. During 1994, 6,351 shares were issued at $4.25 per share. During 1995, 12,620 shares were issued at $3.61 per share. During 1996, 4,068 shares were issued at $4.99 per share and 4,118 were issued at $7.01 per share. During 1997, 6,570 shares were issued at $6.59 per share and 13,762 were issued at $3.51 per share. At December 31, 1997, subscriptions were outstanding for 23,065 shares at $1.67 per share.

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

     Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1997, 1996 and 1995, as if the compensation cost for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1997, 1996 and 1995, consistent with the provisions of FAS 123:

                                        1997                            1996                           1995
                            ---------------------------     ---------------------------     ---------------------------
                              As             Pro              As             Pro              As             Pro
                              Reported       Forma            Reported       Forma            Reported       Forma
                            -----------     -----------     -----------     -----------     -----------     -----------

Net loss (in thousands)     $  (13,838)     $  (15,583)     $  (12,989)     $  (13,784)     $   (7,054)     $   (7,346)

Net loss per share          $    (0.79)     $    (0.89)     $    (0.93)     $    (0.99)     $    (0.59)     $    (0.62)

     The fair value of options and shares issued pursuant to the ESPP at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                          Options                                        ESPP
                         ------------------------------------------    ------------------------------------------
                            1997           1996           1995            1997            1996           1995
                         -----------    -----------    ------------    ------------    -----------    -----------

Expected life (years)       5.2            4.5             4.7              .5              .5             .5
Interest rate               6.3%           6.6%            6.4%            5.5%            5.3%           5.9%
Volatility                 83.0%          65.0%           68.0%           83.0%           65.0%          68.0%

Prior to March 9, 1998, the Company had never declared nor paid dividends on any of its capital stock. See Note I.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects on 1997, 1996 and 1995 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only three, two and one years, respectively, of option grants under the Company's plans.

     Benefit Plans. The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, in which all eligible employees may participate. For the plan years ended December 31, 1997, 1996 and 1995, the Company matched 100% of all qualified employee contributions with Company Common Stock. Of the 200,000 shares authorized for issuance pursuant to this plan, 162,163 were issued and outstanding at December 31, 1997.

     The aggregate number of shares of Common Stock reserved and available for issuance under all stock plans was 619,110 at December 31, 1997.

NOTE G - COLLABORATIVE AGREEMENTS

     Boehringer Ingelheim International GmbH. In March 1995, the Company entered into a license and stock purchase agreement with Boehringer Ingelheim International GmbH ("BI") to collaborate on the development and commercialization of the Company's product candidate, CERESTAT. On the signing of these agreements, the Company received proceeds of $15.0 million, before related costs of $1.0 million, consisting of $10.0 million for the purchase of 1,250,000 shares of the Company's Common Stock and $5.0 million for the reimbursement of previously incurred CERESTAT-related costs. Pursuant to the terms of these agreements and in connection with the commencement of the Phase III stroke trial by BI, the Company received a milestone payment in September 1996 of $10.0 million, before related costs of $300,000, in exchange for 1,237,624 shares of Common Stock. The terms of the agreements generally provide that BI will fund at least 75% of the development costs for the product in the United States and Europe, and 100% of the development costs in Japan. In addition, the Company may receive up to an additional $18.0 million in cash upon the achievement of certain milestones and will receive royalties on any product sales. The Company has retained the right to co-promote CERESTAT in the United States and has granted BI exclusive marketing rights in other countries in exchange for royalties on product sales. BI has an option to acquire the worldwide manufacturing rights in exchange for increased royalty payments. BI has certain termination rights including the right at its sole discretion to terminate its agreement with the Company upon 90 days' written notice.

     Allergan. In November 1996, the Company entered into a collaboration agreement with Allergan Inc. ("Allergan") to develop certain NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. Upon signing the agreement, Allergan purchased 175,103 shares of the Company's Common Stock for $3.0 million. Allergan will provide an additional $3.0 million in research funding over a three-year period and has established a $2.0 million line of credit for the Company. Under the terms of the credit agreement, a loan made to the Company may be convertible into Common Stock of the Company. Allergan will be responsible for the development of potential products and will bear all of the development costs. Allergan will manufacture and market products developed under the collaboration worldwide. The Company may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive a royalty on product sales. There can be no assurance as to when or if these milestones will be achieved. Allergan has certain termination rights, including the right, which is shared by the Company, to terminate the agreement upon 90 days' prior written notice of an uncured material breach by the other party. Pursuant to the funding agreement, Allergan had provided $1.4 million to the Company as of December 31, 1997, of which $1.0 million and $114,000 was included in research and development revenue in 1997 and 1996, respectively.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Pursuant to the terms of the collaboration, Gladstone will conduct a research program over a three-year period, for which CNPI will provide at least $1.25 million in funding per year. Through December 31, 1997, CNPI made payments to Gladstone totalling $1.9 million. In the event that CNPI is unable to raise the required funds to make its research funding payments, Cambridge NeuroScience will loan CNPI, interest-free, all amounts necessary to enable CNPI to make such payments. Such debt will be convertible into securities of CNPI under certain circumstances in accordance with the stockholders' rights agreement. The Company has guaranteed CNPI's obligations with respect to the collaboration, including CNPI's financial obligations. CNPI has a three-year option to acquire an exclusive royalty-bearing license to intellectual property developed in the field of research under the collaboration. Included in research and development expense in 1997 and 1996 was expense totaling $1.4 million and $51,000, respectively, relating to this agreement. The agreement is generally subject to termination upon 60 days' prior written notice of an uncured material breach.

     Research and development revenue. Research and development revenue pursuant to the BI collaboration represents the excess of the Company's expenditures over its obligations for the year (generally 25% of total spent by both parties). Under the terms of the agreements, an accounting of annual total costs incurred by both parties will occur 120 days after year end. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The calculation of revenue for the years ended December 31, 1997, 1996 and 1995 was based in part upon an estimate of costs incurred by BI during the contract periods. Research and development revenue in 1997, 1996 and 1995 included $2.9 million, $2.3 million and $8.2 million, respectively, earned pursuant to the BI collaboration. Revenue in 1995 included the reimbursement by BI of $5.0 million in costs incurred prior to signing the agreement, net of related costs of $333,000 (see discussion above), as well as $3.5 million representing the excess of the Company's expenditures over its obligation for 1995. During 1996 and 1995, BI remitted to the Company a predetermined amount, on a quarterly basis, in the form of advances against the estimated reimbursable costs for those contract periods. No such advances were received in 1997. At December 31, 1997 and 1996, the difference of $2.9 million and $5.8 million, respectively, between cash advances received and revenue recognized is recorded as research and development advances.

     In the second half of 1997, the Company and BI discontinued enrollment into the clinical trials of CERESTAT in both stroke and traumatic brain injury (TBI). A planned interim analysis of data collected from the stroke trial indicated the presence of concerns about the benefit to risk ratio of drug treatment. A planned interim analysis of the data collected from the TBI trial indicated that continuation of the trial was not justified. The Company and BI plan to further evaluate the data before making any decision about the potential future development of CERESTAT. There can be no assurance that there will be a basis for continued development of CERESTAT, nor that BI and the Company will agree on the course of future development. If BI and the Company fail to agree on future development, there could be a significant financial impact on the Company's ability to develop CERESTAT, and the Company would earn no further revenue under the collaboration agreement.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - COMMITMENTS

     The Company leases its office and research facilities under the terms of an agreement, which expires July 2000. The agreement contains an option to extend the lease for an additional five-year period. Under the terms of this lease, the Company pays the property taxes, insurance, maintenance, and expenses related to the leased property. Minimum future obligations under the terms of the facilities lease are (in thousands):

         1998     .............................. $  958
         1999     ..............................  1,132
         2000     ..............................    660



Total rent expense relating to this lease was approximately $1.1 million in each of the years ended December 31, 1997, 1996, and 1995.

     In connection primarily with the Company's guarantee of the obligations of its majority-owned subsidiary, CNPI (see Note G), and an employment agreement with an executive officer, the Company has total non-cancelable commitments of approximately $2.6 million at December 31, 1997.

NOTE I - SUBSEQUENT EVENT

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $800,000, which will be expensed in the first quarter of 1998. On March 9, 1998, the Company's Board of Directors declared a dividend in the amount of $1.00 per share payable on April 14, 1998 to shareholders of record on April 2, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 1998            CAMBRIDGE NEUROSCIENCE, INC.

                                By: /s/ Harry W. Wilcox, III
                                    -------------------------------------------
                                    Harry W. Wilcox, III
                                    Principal Financial and Accounting Officer

                                POWER OF ATTORNEY

     We, the undersigned Directors of Cambridge NeuroScience, Inc., hereby severally constitute and appoint Elkan R. Gamzu, Robert N. McBurney, Harry W. Wilcox, III and William T. Whelan and each of them singly, our true and lawful attorneys-in-fact, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, the Annual Report on Form 10-K of Cambridge NeuroScience, Inc., for fiscal year 1997, and any and all amendments thereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     WITNESS our hands on the dates set forth below:

         SIGNATURE                 TITLE                         DATE
         ---------                 -----                         ----

/s/ Elkan R. Gamzu                 Principal Executive           March 16, 1998
------------------------------     Officer and Director
Elkan R. Gamzu

/s/ Harry W. Wilcox, III           Principal Financial and       March 16, 1998
------------------------------     Accounting Officer
Harry W. Wilcox, III

/s/ Nancy S. Amer                  Director                      March 16, 1998
------------------------------
Nancy S. Amer

/s/ Burkhard Blank                 Director                      March 16, 1998
------------------------------
Burkhard Blank

/s/ Ira A. Jackson                 Director                      March 16, 1998
------------------------------
Ira A. Jackson

/s/ S. Joshua Lewis                Director                      March 16, 1998
------------------------------
S. Joshua Lewis

/s/ Joseph B. Martin               Director                      March 16, 1998
------------------------------
Joseph B. Martin

/s/ Paul C. O'Brien                Director                      March 16, 1998
------------------------------
Paul C. O'Brien

                                  EXHIBIT INDEX
                                  -------------

NUMBER                             DESCRIPTION

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

10.12*    1992 Director Stock Option Plan, as amended. Filed herewith.

10.13 Lease for One Kendall Square dated July 16, 1992 between the Company and the Trustees of Old Kendall Realty Trust and addendum dated as of September 22, 1992 (the "Lease"). Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference. Addendum dated September 22, 1993, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1993, as filed with the Commission on February 14, 1994, and incorporated herein by reference. Addendum dated March 11, 1996, as filed with the Commisssion on March 24, 1997, and incorporated herein by reference. Addendum dated June 17, 1997. Filed herewith.

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

10.24+ Stockholders' Rights Agreement dated as of December 23, 1996 by and among the Company, Cambridge NeuroScience Partners, Inc. , The J. David Gladstone Institutes and The Regents of the University of California. Filed as Exhibit 99.3 to Amendment No. 1 to the Current Report on Form 8-K/A dated December 23, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.25* Compensatory arrangement with certain executive officers and other members of management. Filed herewith.

21.1      Subsidiaries of the Company. Filed herewith.

23.1      Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1      Powers of Attorney. Contained on signature page hereto.

27.1 Financial Data Schedule for the year ended December 31, 1997 (for electronic filing only).

99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

---------------------------------

* Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.

+ Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.