Form 10-Q
period 1998-03-31
CAMBRIDGE NEUROSCIENCE INC
filed 1998-05-12
CIK 874384

Draft 4/30/98

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: MARCH 31, 1998                    Commission File No. 0-19193



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

At April 30, 1998, 17,923,491 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX


                                                                      PAGE
PART I -  FINANCIAL INFORMATION                                      NUMBER

ITEM 1 -  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
         at March 31, 1998 and December 31, 1997                       3

      Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997                    4

      Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997            5

      Notes to Condensed Consolidated Financial Statements           6 - 7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7 - 11


PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                             11

SIGNATURES                                                             12

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                      MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                      ---------    ------------
                                                     (unaudited)

                  ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $  29,882     $  12,020
    Marketable securities                                 6,000        26,561
    Prepaid expenses and other current assets               673         1,575
                                                      ---------     ---------
TOTAL CURRENT ASSETS                                     36,555        40,156

Equipment, Furniture and Fixtures, net                      652           735
                                                      ---------     ---------
                                                      $  37,207     $  40,891
                                                      =========     =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses             $   3,087     $   3,668
    Dividend payable                                     17,907             -
    Research and development advances                     2,650         2,900
                                                      ---------     ---------
TOTAL CURRENT LIABILITIES                                23,644         6,568

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                          -             -
    Common stock, par value $.001, 30,000
      shares authorized; 17,907 shares issued
      and outstanding at March 31, 1998;
      17,858 at December 31, 1997                            18            18
    Additional paid-in capital                          119,971       137,787
    Accumulated deficit                                (106,426)     (103,482)
                                                      ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                               13,563        34,323
                                                      ---------     ---------
                                                      $  37,207     $  40,891
                                                      =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      1998                1997
                                                    --------           ---------

Revenues
     Research and development                       $    301           $  1,094

Operating expenses
     Research and development                          2,332              4,539
     General and administrative                          513                734
     Restructuring cost                                  921                  -
                                                    --------           --------
                                                       3,766              5,273

                                                    --------           --------
Loss from operations                                  (3,465)            (4,179)

Interest income                                          521                529
                                                    --------           --------

Net loss                                            $ (2,944)          $ (3,650)
                                                    ========           ========

Basic and diluted net loss per common share         $  (0.16)          $  (0.22)
                                                    ========           ========

Number of shares outstanding for purposes of
 computing basic and diluted net loss per share       17,891             16,614
                                                    ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      1998                1997
                                                    --------           ---------

OPERATING ACTIVITIES
    Net loss                                        $ (2,944)          $ (3,650)
    Expenses not requiring cash:
     Depreciation and amortization                        93                222
     Common stock issued pursuant to an
      employee benefit plan                               53                 66
                                                    --------           --------
                                                      (2,798)            (3,362)
    Changes in current assets and liabilities:
     Prepaid expenses and other current assets           902                558
     Accounts payable and accrued expenses              (581)              (313)
     Research and development advances                  (250)            (1,093)
                                                    --------           --------
                                                          71               (848)
                                                    --------           --------
      Cash used for operating activities              (2,727)            (4,210)

INVESTING ACTIVITIES
     Purchase of marketable securities                (4,977)                 -
     Sale of marketable securities                    25,538                  -
     Purchase of equipment, furniture and
      fixtures, net of disposals                         (10)               (35)
                                                    --------           --------
      Cash used for investing activities              20,551                (35)

FINANCING ACTIVITIES
     Sales of common stock, net of offering
      costs and repurchases                               38             28,198
                                                    --------           --------
      Cash provided by financing activities               38             28,198

                                                    --------           --------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                 17,862             23,953

Cash and cash equivalents at beginning of period      12,020             26,664
                                                    --------           --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $ 29,882           $ 50,617
                                                    ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

        The consolidated financial statements presented as of December 31, 1997 are derived from the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

        Cambridge NeuroScience, Inc. (the "Company") is engaged in the development of proprietary pharmaceuticals to prevent, reduce or reverse damage caused by severe disorders and injuries of the nervous system.

2.      BASIC AND DILUTED NET LOSS PER COMMON SHARE

        Net loss per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

3.      DIVIDEND PAYABLE

        On March 9, 1998, the Company announced the declaration of an extraordinary dividend in the amount of $1.00 per common share, or $17.9 million. This dividend was accrued at March 31, 1998 and was paid on April 14, 1998.

4.      RESEARCH AND DEVELOPMENT REVENUE

        The Company recognizes research and development revenue as earned and such revenue represents reimbursement of the Company's expenditures pursuant to the terms of two collaboration agreements. In November 1996, the Company entered into a collaboration agreement with Allergan, Inc. ("Allergan") for the development of treatments for ophthalmic disorders, including glaucoma. Pursuant to this agreement, Allergan provides $1.0 million in research funding per year through November 1999. Revenue pursuant to this agreement is recognized as payments are received, on a quarterly basis.

        Pursuant to the Company's agreement with Boehringer Ingelheim International GmbH ("BI"), the Company is obligated to fund approximately 25% of the development expenses for CERESTAT(1) in the United States and Europe. Revenue earned pursuant to this agreement represents reimbursement by

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

 5.     RESTRUCTURING COSTS

        On March 9, 1998, the Company announced the implementation of a cost reduction plan which included a reduction in headcount from approximately 60 to 30 employees. Included in operating expenses in the quarter ended March 31, 1998 is the one-time cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits. Included in accounts payable and accrued expenses at March 31, 1998 is an accrual for unpaid severance and related benefits of $634,000.

6.      ADOPTION OF NEW ACCOUNTING PRINCIPLE

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130), which establishes standards for the reporting and display of comprehensive income and its components. On January 1, 1998, the Company adopted FAS 130. The adoption of FAS 130 had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues

        Research and development revenues in the three months ended March 31, 1998 were $301,000, compared to $1.1 million in the same period in 1997. This decrease of $793,000 is due to a decrease in revenue earned pursuant to the collaboration agreement with Boehringer Ingelheim International, GmbH (BI) for the development of CERESTAT. Revenue pursuant to the BI agreement represents reimbursement of the excess of the Company's expenditures over its funding obligation under the agreement (see Note 4 to the Condensed Consolidated Financial Statements). In the second half of 1997, the Company and BI discontinued enrollment into the Phase III clinical trials of CERESTAT in both stroke and traumatic brain injury (TBI). Substantially all of the remaining costs associated with the completion of these trials was recognized in the fourth quarter of 1997. In the first quarter of 1998, the Company has not made material expenditures for further development of CERESTAT under the BI

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

agreement. Pending a decision by the partners about the future development of CERESTAT, the Company has not recognized any revenue pursuant to this collaboration in the first quarter of 1998. There can be no assurance that the Company will decide to go forward with additional development of CERESTAT or, if the Company elects to continue development, that BI will concur with that decision. There can be no assurance, therefore, that the Company will have revenue pursuant to this agreement in future periods.

        Revenue of $250,000 earned in the first quarter of 1998 pursuant to the agreement with Allergan, which was signed in November 1996, was comparable to that earned in the first quarter of 1997. Revenue in the first quarter of 1998 included $50,000 from a phase I Small Business Innovation Research grant, which began in the fourth quarter of 1997 and was completed in March 1998.

Operating Expenses

        Total operating expenses were $3.8 million in the first three months of 1998, compared to $5.3 million in the same period in 1997, a decrease of $1.5 million or 29%. Total operating expenses in the first quarter of 1998 included restructuring costs of $921,000, relating to a reduction in headcount on March 9, 1998 and consisting primarily of severance and related benefits. Research and development expenses were $2.3 million, compared to $4.5 million in the first quarter of 1997, a decrease of $2.2 million or 49%. This decrease is due primarily to the decrease in costs associated with the development of CERESTAT, as a result of the discontinuation of enrollment into the Phase III clinical trials in 1997. Compensation and other headcount-related costs have also decreased as a result of the reduction in headcount on March 9, 1998. General and administrative expenses were $513,000 in the first quarter of 1998, compared to $734,000 in the same period in 1997, a decrease of $221,000 or 30%. This decrease reflects primarily the reduction in headcount as well as a decrease in costs associated with the use of outside consultants for business development purposes.

Interest Income

        Interest income for the quarter ended March 31, 1998 was comparable to that in the same period in 1997.

Net Loss Per Share

        For the quarter ended March 31, 1998, the Company had a net loss of $2.9 million or $0.16 per share, compared to a net loss of $3.7 million or $0.22 per share in the same period in 1997. The decrease in net loss and net loss per share reflects a decrease in operating expenses, offset in part by a decrease in revenue pursuant to the BI agreement. The net loss per share also reflects an increase in the number of weighted average shares outstanding in the first quarter of 1998, compared to the same period in 1997, as a result of the public offering of 2.8 million shares in February 1997.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company had cash and cash equivalents and marketable securities of $35.9 million, compared to cash and cash equivalents and marketable securities of $38.6 million at December 31, 1997. In the first quarter of 1998, the Company used $2.7 million for operating activities. On March 9, 1998, the Company declared a dividend in the amount of $1.00 per share, or $17.9 million. This dividend was accrued at March 31, 1998 and was paid on April 14, 1998.

        On March 9,1998, the Company implemented a cost reduction plan which included a reduction in headcount from approximately 60 to 30 employees. The one-time cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits was recognized as restructuring costs in the first quarter of 1998. Severance and related costs remaining unpaid as of March 31, 1998 were fully accrued at that date. In an effort to reduce facilities-related costs, the Company intends to pursue opportunities to sub-lease approximately half of its office and laboratory facilities to a third party. The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets. On May 6, 1998, the Company announced that, in keeping with its near-term strategic plan to maximize shareholder value, the Company will focus its resources on its three lead research and development programs: CERESTAT; glial growth factor 2 (GGF2); and the ion-channel blocker program, which includes the collaboration with Allergan. Effective May 6, 1998, Harry W. Wilcox, III, the former Senior Vice President of Business Development and Chief Financial Officer, was appointed President and Chief Executive Officer of the Company. Mr. Wilcox will also join the Company's Board of Directors. Elkan R. Gamzu, the former President and Chief Executive Officer, will serve as a consultant to the Company, responsible for the ongoing data analysis and potential future development of CERESTAT.

        Pursuant to the collaboration agreement with BI for the development of CERESTAT, the Company is obligated to pay 25% of the development costs incurred in the United States and Europe. BI is obligated to pay the remaining 75% of such costs and all of the development costs in Japan. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The cash reimbursement and revenue earned pursuant to this agreement are therefore subject to each party's relative expenditures and may fluctuate in each fiscal period. (See Note 4 to the Condensed Consolidated Financial Statements.) The agreement provides that BI will advance cash to the Company in the event that it is expected that the Company's expenditures will exceed its contractual obligation. On an annual basis, actual spending is reconciled with the budget and may result in the Company's repayment to BI of any excess advances. No advances were received in 1997 or in the first quarter of 1998. As of March 31, 1998, the Company estimates that it had received approximately $2.3 million in excess advances from BI and anticipates repaying that amount to BI in the near future.

        In the second half of 1997, the Company and BI discontinued enrollment of patients into the clinical trials of CERESTAT in both stroke and TBI. Substantially all of the costs associated with the completion of the trials and analysis of the data were recognized by the Company in 1997. The

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Company and BI are expending additional efforts to further evaluate the data from the stroke trial and to determine if additional clinical studies in the stroke indication will be pursued, either together or by the Company independently. There can be no assurance that there will be a basis for continued development of CERESTAT, nor that BI and the Company will agree on the course of future development. If BI and the Company fail to agree on future development, there could be a significant impact on the Company's ability to develop CERESTAT, and the Company would earn no further revenue under the collaboration agreement. If the Company were to elect to go forward with additional clinical trials of CERESTAT and BI elected not to go forward, the Company would retain all commercial rights to CERESTAT but would likely not have sufficient funds available to complete development of the drug.

        Pursuant to the agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research and development funding through 1999. At March 31, 1998, the Company had received $1.4 million pursuant to this funding arrangement, of which $250,000 was recognized as revenue in the first quarter of 1998. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate the agreement at any time after May 1998 upon six months prior written notice.

        In December 1996, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. (CNPI), to pursue the development of treatments for Alzheimer's disease and other neurological disorders. CNPI entered into a collaboration agreement with the J. David Gladstone Institutes (Gladstone). Pursuant to this collaboration, Gladstone is conducting a research program over a three year period, for which CNPI is providing at least $1.25 million in funding per year. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

        The Company believes that the cash and cash equivalents and investments in marketable securities remaining after the payment of the dividend on April 14, 1998 will be sufficient to maintain operations into 1999.

        In the event the Company and BI decide to continue development of CERESTAT, the Company will be obligated to pay no more than 25% of the future development expenses related to this program. Although the Company believes that it has adequate resources to pursue the development of CERESTAT with BI, if warranted, the reduction in headcount which took place in March and the dividend payment in April will result in fewer resources being devoted to the Company's other research and development programs. If the Company was to elect to continue the development of CERESTAT and BI elected not to continue, the Company would likely not have sufficient funds available to complete development of the drug. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

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

(1) CERESTAT is a registered trademark of Boehringer Ingelheim International
    GmbH.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1998 (for electronic filing only)

         (b)     Reports on Form 8-K

         March 9, 1998: News release announcing the reduction in headcount and the declaration of a dividend payable on April 14, 1998.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAMBRIDGE NEUROSCIENCE, INC.



Date May 7, 1998                    /s/ Harry W. Wilcox, III
     -----------------------        --------------------------------------------
                                    Harry W. Wilcox, III
                                    President and Chief Executive Officer
                                    (Principal Executive Officer;
                                     Acting Principal Financial Officer)

Date MAY 7, 1998                    /s/ Glenn A. Shane
     -----------------------        --------------------------------------------
                                    Glenn A. Shane
                                    (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

   27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1998 (for electronic filing only)