Form 10-Q
period 1998-06-30
CAMBRIDGE NEUROSCIENCE INC
filed 1998-08-12
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended: JUNE 30, 1998             Commission File No. 0-19193



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

At July 31, 1998, 18,021,341 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX
                                      -----

                                                                         PAGE
PART I - FINANCIAL INFORMATION                                          NUMBER
------------------------------                                          ------
ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        at June 30, 1998 and December 31, 1997                             3

     Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 1998 and 1997                4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the three and six months ended June 30, 1998 and 1997          6

     Notes to Condensed Consolidated Financial Statements                7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8 - 13

PART II - OTHER INFORMATION
---------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

ITEM 5 - OTHER INFORMATION                                                13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                15



                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                     JUNE 30,       DECEMBER 31,
                                                      1998             1997
                                                   -----------      -----------
                        ASSETS                    (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                       $  10,502       $  12,020
    Marketable securities                               5,018          26,561
    Prepaid expenses and other current assets           1,064           1,575
                                                    ---------       ---------
TOTAL CURRENT ASSETS                                   16,584          40,156

Equipment, Furniture and Fixtures, net                    561             735
                                                    ---------       ---------
                                                    $  17,145       $  40,891
                                                    =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses           $   2,378       $   3,668
    Research and development advances                   2,650           2,900
                                                    ---------       ---------
TOTAL CURRENT LIABILITIES                               5,028           6,568

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                       --              --
    Common stock, par value $.001, 30,000
      shares authorized; 17,967 shares issued
      and outstanding at June 30, 1998;
      17,858 at December 31, 1997                          18              18
    Additional paid-in capital                        120,021         137,787
    Accumulated deficit                              (107,922)       (103,482)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                             12,117          34,323
                                                    ---------       ---------
                                                    $  17,145       $  40,891
                                                    =========       =========





         The accompanying notes are an integral part of the consolidated financial statements.


                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                   THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                     1998              1997
                                                  ---------         ----------
Revenues
  Research and development                         $    250         $  1,100

Operating expenses
  Research and development                            1,585            5,008
  General and administrative                            426              654
                                                   --------         --------
                                                      2,011            5,662
                                                   --------         --------
Loss from operations                                 (1,761)          (4,562)

Interest income                                         265              655
                                                   --------         --------

Net loss                                           $ (1,496)        $ (3,907)
                                                   ========         ========

Basic and diluted net loss per common share        $  (0.08)        $  (0.22)
                                                   ========         ========

Number of shares outstanding for purposes of
 computing basic and diluted net loss per share      17,924           17,789
                                                   ========         ========




         The accompanying notes are an integral part of the consolidated financial statements.


                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                       1998          1997
                                                    ---------      ----------
Revenues
  Research and development                           $   551        $ 2,194

Operating expenses
  Research and development                             3,917          9,547
  General and administrative                             939          1,388
  Restructuring costs                                    921             --
                                                     -------        -------
                                                       5,777         10,935
                                                     -------        -------
Loss from operations                                  (5,226)        (8,741)

Interest income                                          786          1,184
                                                     -------        -------

Net loss                                             $(4,440)       $(7,557)
                                                     =======        =======

Basic and diluted net loss per common share          $ (0.25)       $ (0.44)
                                                     =======        =======

Number of shares outstanding for purposes of
 computing basic and diluted net loss per share       17,907         17,206
                                                     =======        =======




         The accompanying notes are an integral part of the consolidated financial statements.


                               CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (unaudited)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
OPERATING ACTIVITIES
    Net loss                                                  $ (4,440)        $ (7,557)
    Expenses not requiring cash:
     Depreciation and amortization                                 185              444
     Common stock issued pursuant to an
     employee benefit plan                                         103              121
                                                              --------         --------
                                                                (4,152)          (6,992)
   Changes in current assets and liabilities:
     Prepaid expenses and other current assets                     511             (123)
     Accounts payable and accrued expenses                      (1,290)             160
     Research and development advances                            (250)          (1,943)
                                                              --------         --------
                                                                (1,029)          (1,906)
                                                              --------         --------
      Cash used for operating activities                        (5,181)          (8,898)

INVESTING ACTIVITIES
     Purchase of marketable securities                          (8,996)         (11,575)
     Sale of marketable securities                              30,539               --
     Purchase of equipment, furniture and
      fixtures, net of disposals                                   (11)             (95)
                                                              --------         --------
      Cash provided by (used for) investing activities          21,532          (11,670)

FINANCING ACTIVITIES
     Sales of common stock, net of offering
      costs and repurchases                                         38           28,236
     Dividend                                                  (17,907)              --
                                                              --------         --------
      Cash (used for) provided by financing activities         (17,869)          28,236
                                                              --------         --------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                           (1,518)           7,668

Cash and cash equivalents at beginning of period                12,020           26,664
                                                              --------         --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                $ 10,502         $ 34,332
                                                              ========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cambridge NeuroScience, Inc. (the "Company") as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

     The consolidated financial statements presented as of December 31, 1997 are derived from the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

     The Company is engaged in the development of proprietary pharmaceuticals to prevent, reduce or reverse damage caused by severe disorders and injuries of the nervous system.

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

     Pursuant to the Company's agreement with Boehringer Ingelheim International, GmbH ("BI"), the Company is obligated to fund approximately 25% of the development expenses for CERESTAT (aptiganel) in the United States and Europe. Revenue earned pursuant to this agreement represents reimbursement by BI of expenditures by the Company in excess of the 25% required under the agreement. The Company accounts for research and development revenue from BI using the percentage of completion method, based on the relationship between estimated costs incurred to date compared with total estimated costs for the year. Total estimated costs for the year are reviewed quarterly and revenue earned in the current period is adjusted for the impact of revisions to the estimated reimbursable costs.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

As a result, revenue earned by the Company may fluctuate on a quarterly basis. Cash received in advance of research and development performed is designated as research and development advances.

     On July 13, 1998, the Company announced the termination of the collaboration with BI. The companies are in the process of negotiating the terms and conditions of the termination of the collaboration, including the financial terms associated with the Company's future use of the data generated by the two companies during the course of the collaboration and the repayment by the Company of excess advances received. Pending the completion of the termination agreement, the Company has not, and may not, recognize any revenue pursuant to this collaboration in 1998.

4.   RESTRUCTURING COSTS

     On March 9, 1998, the Company announced the implementation of a cost reduction plan which included a reduction in headcount from approximately 60 to 30 employees. Included in operating expenses in the six months ended June 30, 1998 is a one-time cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits. Included in accounts payable and accrued expenses at June 30, 1998 is an accrual for unpaid severance and related benefits of $395,000.

5.   ADOPTION OF NEW ACCOUNTING PRINCIPLE

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"), which establishes standards for the reporting and display of comprehensive income and its components. On January 1, 1998, the Company adopted FAS 130. The adoption of FAS 130 had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

       Research and development revenues in the three months ended June 30, 1998 were $250,000, compared to $1.1 million in the same period in 1997. Revenues in the second quarter of 1997 included $850,000 earned pursuant to the collaboration agreement with BI for the development of aptiganel. Revenue pursuant to the BI agreement represents reimbursement of the excess of the Company's expenditures over its funding obligation under the agreement (see Note 3 to the Condensed Consolidated Financial Statements). In the second half of 1997, the Company and BI discontinued enrollment into the Phase III clinical trials of aptiganel in both stroke and traumatic brain injury. Substantially all of the remaining costs associated with the completion of these trials were recognized in 1997. On July 13, 1998, the Company announced the termination of the collaboration with BI and that the two parties are in the process of negotiating the terms and conditions of the termination of the collaboration. The Company

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

has not, and may not, recognize revenue pursuant to this collaboration in 1998. Upon completion of the termination agreement, the Company may recognize an adjustment which is expected to reduce the accrual for research and development advances to be repaid to BI (see "-- Liquidity and Capital Resources"). At this time, the Company is not able to reasonably estimate the amount of this adjustment.

     Revenue of $250,000 earned in the second quarter of 1998 pursuant to the agreement with Allergan (see Note 3 to the Condensed Consolidated Financial Statements) was comparable to that earned in the same period in 1997.

Operating Expenses

     Total operating expenses for the quarter ended June 30, 1998 were $2.0 million, compared to $5.7 million in the same period in 1997, a decrease of $3.7 million, or 65%. Research and development expenses decreased by $3.4 million, or 68%, to $1.6 million in the three months ended June 30, 1998, compared to $5.0 million in the same period in 1997. This was due to the discontinuation of the Phase III clinical trial of aptiganel in traumatic brain injury ("TBI") in the second half of 1997, as well as the decrease in costs as a result of the reduction in workforce in March 1998 (see Note 4 to the Condensed Consolidated Financial Statements). General and administrative expenses decreased by $228,000, or 35%, to $426,000 in the quarter ended June 30, 1998, compared to $654,000 in the same period in 1997, reflecting the reduction in workforce which occurred in March 1998.

Interest Income

     Interest income for the second quarter of 1998 was $265,000, compared to $655,000 in the same period in 1997. This decrease was due to lower cash balances available for investment in the second quarter of 1998, following the payment of a dividend of $17.9 million in April 1998.

Net Loss Per Share

     The net loss per share for the second quarter of 1998 was ($0.08), compared to ($0.22) in the same period in 1997. This decrease in net loss per share, compared to 1997, reflects the decrease in operating costs, offset in part by the absence of revenue pursuant to the BI agreement.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

       In the six months ended June 30, 1998, the Company had research and development revenues of $551,000, compared to $2.2 million in the same period in 1997, a decrease of $1.6 million, or 75%. Revenues in the first half of 1998 consisted of $50,000 earned pursuant to a Small Business Innovation Research grant which commenced in the third quarter of 1997 and $500,000 earned pursuant to the collaboration agreement with Allergan. Revenues in the same period in 1997 included $500,000 earned pursuant to the Allergan collaboration and $1.7 million earned pursuant to the collaboration agreement

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

with BI. As noted above, on July 13, 1998, the Company announced the termination of the collaboration with BI. The Company has not, and may not, recognize revenue pursuant to this collaboration in 1998. Upon the completion of the termination agreement, the Company may recognize an adjustment which is expected to reduce the accrual for research and development advances to be repaid to BI (see "-- Liquidity and Capital Resources"). At this time, the Company is not able to reasonably estimate the amount of this adjustment.

Operating Expenses

     In the first half of 1998, the Company had total operating expenses of $5.8 million, compared to $10.9 million in the first half of 1997, a decrease of $5.1 million, or 47%. Research and development expenses decreased by $5.6 million, or 59%, to $3.9 million in the first six months of 1998, compared to $9.5 million in the same period in 1997, due primarily to the termination of the Phase III clinical trial of aptiganel in TBI in the second half of 1997 as well as to the reduction in workforce in March 1998.

     General and administrative expenses decreased by $449,000, or 32%, to $939,000 in the first half of 1998, compared to $1.4 million in the same period in 1997. This decrease reflects the reduction in salaries and benefits and related costs associated with the reduction in workforce in March 1998. Operating expenses for the six months ended June 30, 1998 included Restructuring costs of $921,000, consisting primarily of severance and related benefits associated with this reduction in staff (see Note 4 to the Condensed Consolidated Financial Statements).

Interest Income

     Interest income decreased by $398,000, or 34%, to $786,000 in the first half of 1998, compared to $1.2 million in the same period in 1997. This decrease was a result of the decrease in cash available for investment in 1998 following the payment of a dividend totaling $17.9 million in April 1998.

Net Loss Per Share

     In the first half of 1998, the Company had a net loss per share of ($0.25), compared to a net loss per share of ($0.44) in the same period in 1997. This decrease in net loss per share is the result of the 47% decrease in operating expenses, primarily as a result of the discontinuation of the Phase III trials of aptiganel, offset in part by the absence of revenue earned pursuant to the BI agreement in 1998 as well as a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents and marketable securities of $15.5 million, compared to cash and cash equivalents and marketable securities of $38.6 million at December 31, 1997. In the first six months of 1998, the Company used $5.2 million for operating activities. On April 14, 1998, the Company paid a dividend in the amount of $1.00 per share, totaling $17.9 million.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount from approximately 60 to 30 employees. The cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits, was recognized as restructuring costs in the first quarter of 1998. In an effort to reduce facilities-related costs, in June 1998 the Company entered into an agreement to sub-lease approximately half of its office and laboratory facilities. The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets. Effective May 6, 1998, Harry W. Wilcox, III, the former Senior Vice President of Business Development and Chief Financial Officer, was appointed President and Chief Executive Officer of the Company. Mr. Wilcox also joined the Company's Board of Directors at that time. Elkan R. Gamzu, the former President and Chief Executive Officer, is now serving as a consultant to the Company in the areas of clinical trial data analysis and strategy relating to the potential future development of aptiganel.

     Pursuant to the collaboration agreement with BI for the development of aptiganel, the Company has been obligated to pay 25% of the development costs incurred in the United States and Europe. BI has been obligated to pay the remaining 75% of such costs and all of the development costs in Japan. Any costs incurred in excess of one party's contractual obligation will be reimbursed by the other party. The cash reimbursement and revenue earned pursuant to this agreement are therefore subject to each party's relative expenditures and may fluctuate in each fiscal period. (See Note 3 to the Condensed Consolidated Financial Statements). In the second half of 1997, the Company and BI discontinued enrollment of patients into the clinical trials of aptiganel in both stroke and TBI. Substantially all of the costs associated with the completion of the trials and analysis of the data were recognized by the Company in 1997. The Company has not, and may not, recognize revenue pursuant to this collaboration in 1998. The agreement provided that BI would advance cash to the Company in the event that the Company's expenditures were expected to exceed its contractual obligation. On an annual basis, actual spending is reconciled with the budget and may result in the Company's repayment to BI of any excess advances. No advances were received from BI in 1997 or in the first six months of 1998.

     On July 13, 1998, the Company announced the termination of the collaboration with BI for the development of aptiganel. Cambridge NeuroScience and BI are in the process of negotiating the specific terms and conditions of the termination of the collaboration, including the financial terms associated with the Company's future use of the data generated by the two companies during the course of the collaboration and the repayment by the Company of amounts due BI. Included in Total Current Liabilities as of June 30, 1998 are research and development advances relating to the BI collaboration of $2.7 million. Upon completion of the termination agreement, the Company may recognize an adjustment which is expected to reduce the accrual for research and development advances to be repaid to BI. At this time, the Company cannot reasonably estimate the amount of this adjustment.

     Pursuant to the agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research and development funding through 1999. At June 30, 1998, the Company had received $1.7 million pursuant to this funding arrangement, of which $500,000 was recognized as revenue in the first half of 1998. Under this agreement, Allergan is responsible for the development of

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate the agreement at any time upon six months prior written notice.

     In December 1996, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"), to pursue the development of treatments for Alzheimer's disease and other neurological disorders. CNPI entered into a collaboration agreement with the J. David Gladstone Institutes ("Gladstone"). Pursuant to this collaboration, Gladstone is conducting a research program over a three year period, for which CNPI is providing at least $1.25 million in funding per year. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

     The Company believes that cash and cash equivalents and investments in marketable securities available at June 30, 1998 will be sufficient to maintain operations through 1999. Based on its evaluation of the data from the clinical trials, the Company may pursue development of aptiganel through a new collaboration. There can be no assurance, however, that any such further development will be undertaken or that the Company will be successful in entering into a new collaboration for such further development. In addition, the Company intends to focus resources on the Allergan/ion-channel blocker research program and the advancement of the Glial Growth Factor 2 program. The reduction in headcount that took place in March and the dividend payment in April will result in fewer resources being devoted to the Company's other research and development programs. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

     The Company does not believe that inflation has had a material impact on its results of operations.

     As of June 29, 1998, the closing bid price of the common stock of the Company had remained below $1.00 per share for more than thirty consecutive days. As a result, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with the closing bid price requirements for the continued listing of the Company's common stock on Nasdaq and that such common stock would be delisted as of October 1, 1998 if the closing bid price of this issue is not equal to or greater than $1.00 per share for a period of ten consecutive trading days during the ninety-day period between June 29, 1998 and September 29, 1998. As of August 6, 1998, the Company had not satisfied this closing bid price requirement. In the event that the Company is unable to achieve compliance, it intends to seek further procedural remedies to delay or avoid the delisting of its common stock.

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

statements as a result of various factors, including, but not limited to, the following: uncertainties relating to the completion of clinical trials of the Company's product candidates, particularly with respect to aptiganel; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of many of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; technical risks associated with the development of new products; and the competitive environment of the biotechnology industry. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of stockholders held on Wednesday, June 24, 1998, the following individuals were elected directors of the Company:


                                                             Votes
                              -----------------------------------------------------------------------
             Nominees                For            Against        Abstentions       Broker Non-Votes
             --------                ---            -------        -----------       ----------------
        Nancy S. Amer         15,167,462             96,993                  0              2,046,173
       Burkhard Blank         15,094,181            170,274                  0              2,046,173
       Ira A. Jackson         14,030,879          1,233,576                  0              2,046,173
     Joseph B. Martin         14,879,950            384,505                  0              2,046,173
      Paul C. O'Brien         14,871,166            393,289                  0              2,046,173
 Harry W. Wilcox, III         15,107,864            156,591                  0              2,046,173

ITEM 5. OTHER INFORMATION

     If any stockholder of the Company intends to present a proposal at the 1999 annual meeting of stockholders and desires it to be considered for inclusion in the Company's proxy statement and form of proxy for that meeting, such proposal must be received by the Company at One Kendall Square, Building 700, Cambridge, MA 02139, Attention: Harry W. Wilcox, III, no later than January 26, 1999. Stockholders who do not wish to include their proposals in such proxy statement and form of proxy, but who wish to present their proposals at the Company's 1999 annual meeting of stockholders must notify Mr. Wilcox in writing at the aforementioned Company address no later than April 11, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act, as amended.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

     10.26 Letter agreement, dated May 26, 1998, between the Company and Elkan R. Gamzu, Ph.D. Filed herewith.

     10.27 Sub-Lease agreement, dated June 12, 1998, between the Company and Millenium Pharmaceuticals, Inc. (the "Sub-Lease Agreement").
             Filed herewith. The Sub-Lease Agreement relates to a certain
             Lease agreement regarding property located at One Kendall Square, Cambridge, Massachusetts, dated as of July 16, 1992, between the Trustees of Old Kendall Realty Trust and the Company (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Securities and Exchange Commission (the "Commission") on March 28, 1993 (File
             No.: 000-19193)), as amended by a First Amendment, dated
             September 22, 1992 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual
             Report on Form 10-K for the period ended December 31, 1992 as filed with the Commission on March 28, 1993 (File No.:
             000-19193)), as amended by a Second Amendment, dated September 22, 1993 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form
             10-K for the period ended December 31, 1993, as filed with the Commission on February 14, 1994 (file No.: 000-19193)), as amended by a Third Amendment, dated March 11, 1996 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1996, as filed with the Commission on March 24, 1997, (File No.: 000-10193)), as amended by a Fourth Amendment, dated June 17, 1997 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual
             Report on Form 10-K for the period ended December 31, 1997, as filed with the Commission on March 30, 1998 (File No.: 000-19193)).

     27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 1998 (for electronic filing only).

        (b)  Reports on Form 8-K

        July 13, 1998: News release announcing that the collaboration between the Company and Boehringer Ingelheim International, GmbH, for the development of CERESTAT (aptiganel) will end.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAMBRIDGE NEUROSCIENCE, INC.



Date  August 6, 1998                       /s/ Harry W. Wilcox, III
     -------------------------------       -------------------------------------
                                           Harry W. Wilcox, III
                                           President and Chief Executive Officer
                                           (Principal Executive Officer;
                                           Acting Principal Financial Officer)


Date  August 6, 1998                       /s/ Glenn A. Shane
     -------------------------------       -------------------------------------
                                           Glenn A. Shane
                                           (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX

Exhibit
Number                           Description
------                           -----------

   10.26 Letter agreement, dated May 26, 1998, between the Company and Elkan R. Gamzu, Ph.D. Filed herewith.

   10.27 Sub-Lease agreement, dated June 12, 1998, between the Company and Millenium Pharmaceuticals, Inc. (the "Sub-Lease Agreement"). Filed herewith. The Sub-Lease Agreement relates to a certain Lease agreement regarding property located at One Kendall Square, Cambridge, Massachusetts, dated as of July 16, 1992, between the Trustees of Old Kendall Realty Trust and the Company (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Securities and Exchange Commission (the "Commission") on March 28, 1993 (File
               No.: 000-19193)), as amended by a First Amendment, dated September 22, 1992 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1992 as filed with the Commission on March 28, 1993 (File No.:
               000-19193)), as amended by a Second Amendment, dated September 22, 1993 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1993, as filed with the Commission on February 14, 1994 (file No.: 000-19193)), as amended by a Third Amendment, dated March 11, 1996 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1996, as filed with the Commission on March 24, 1997, (File No.: 000-10193)), as amended by a Fourth Amendment, dated June 17, 1997 (previously filed as Exhibit 10.13 to, and incorporated herein by reference from, the Company's Annual Report on Form 10-K for the period ended December 31, 1997, as filed with the Commission on March 30, 1998 (File No.:
               000-19193)).

   27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 1998 (for electronic filing only).