Form 10-Q
period 1998-09-30
CAMBRIDGE NEUROSCIENCE INC
filed 1998-11-12
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: SEPTEMBER 30, 1998                Commission File No. 0-19193



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


At October 31, 1998, 18,071,459 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                      INDEX

                                                                      PAGE
PART I -  FINANCIAL INFORMATION                                      NUMBER
-------------------------------                                      ------

ITEM 1 -  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
        at September 30, 1998 and December 31, 1997                      3

      Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1998 and 1997        4 - 5

      Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1998 and 1997            6

      Notes to Condensed Consolidated Financial Statements             7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8 - 13


PART II - OTHER INFORMATION
---------------------------

ITEM 5 -  OTHER INFORMATION                                             14

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                              15

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1998             1997
                                                 -------------    ------------
                           ASSETS                (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                       $   7,473        $  12,020
  Marketable securities                               6,891           26,561
  Prepaid expenses and other current assets             722            1,575
                                                  ---------        ---------
TOTAL CURRENT ASSETS                                 15,086           40,156

Equipment, Furniture and Fixtures, net                  448              735
                                                  ---------        ---------
                                                  $  15,534        $  40,891
                                                  =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $   1,786        $   3,668
  Research and development advances                   1,478            2,900
                                                  ---------        ---------
TOTAL CURRENT LIABILITIES                             3,264            6,568

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01, 10,000
   shares authorized; none issued                         -                -
  Common stock, par value $.001, 30,000
   shares authorized; 18,057 shares issued
   and outstanding at September 30, 1998;
   17,858 at December 31, 1997                           18               18
  Additional paid-in capital                        120,072          137,787
  Accumulated deficit                              (107,820)        (103,482)
                                                  ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                           12,270           34,323
                                                  =========        =========
                                                  $  15,534        $  40,891
                                                  =========        =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                  1998                    1997
                                                ---------              ---------

Revenues
  Research and development                      $  1,422               $    817

Operating expenses
  Research and development                         1,233                  4,442
  General and administrative                         288                    670
                                                --------               --------
                                                   1,521                  5,112

                                                --------               --------
Loss from operations                                 (99)                (4,295)

Interest income                                      201                    632
                                                --------               --------

Net income (loss)                               $    102               $ (3,663)
                                                ========               ========

Basic and diluted net income (loss)
 per common share                               $   0.01               $  (0.21)
                                                ========               ========
Number of shares outstanding for purposes of
 computing basic and diluted net income (loss)
 per share                                        18,022                 17,820
                                                ========               ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                   1998                  1997
                                                ---------             ---------

Revenues
  Research and development                       $  1,973             $  3,011

Operating expenses
  Research and development                          5,150               13,989
  General and administrative                        1,227                2,058
  Restructuring costs                                 921                    -
                                                 --------             --------
                                                    7,298               16,047
                                                 --------             --------
Loss from operations                               (5,325)             (13,036)
Interest income                                       987                1,816
                                                 --------             --------
Net loss                                         $ (4,338)            $(11,220)
                                                 ========             ========

Basic and diluted net loss per common share      $  (0.24)            $  (0.64)
                                                 ========             ========

Number of shares outstanding for purposes of
 computing basic and diluted net loss per share    17,945               17,411
                                                 ========             ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------               --------
                                                        1998                   1997
                                                      --------               --------

OPERATING ACTIVITIES
  Net loss                                            $ (4,338)              $(11,220)
  Expenses not requiring cash:
   Depreciation and amortization                           266                    666
   Common stock issued pursuant to an
    employee benefit plan                                  135                    178
                                                      --------               --------
                                                        (3,937)               (10,376)
  Changes in current assets and liabilities:
   Prepaid expenses and other current assets               853                   (154)
   Accounts payable and accrued expenses                (1,882)                    90
   Research and development advances                    (1,422)                (2,471)
                                                      --------               --------
                                                        (2,451)                (2,535)
                                                      --------               --------
   Cash used for operating activities                   (6,388)               (12,911)

INVESTING ACTIVITIES
  Purchase of marketable securities                    (11,878)               (31,040)
  Sale of marketable securities                         31,548                      -
  Purchase of equipment, furniture and fixtures            (18)                  (245)
  Disposals of equipment, furniture and fixtures            39                      -
                                                      --------               --------
   Cash provided by (used for) investing activities     19,691                (31,285)

FINANCING ACTIVITIES
  Sales of common stock, net of offering
   costs and repurchases                                    57                 28,284
  Dividend                                             (17,907)                     -
                                                      --------               --------
   Cash (used for) provided by financing activities    (17,850)                28,284

                                                      --------               --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (4,547)               (15,912)

Cash and cash equivalents at beginning of period        12,020                 26,664
                                                      --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  7,473               $ 10,752
                                                      ========               ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Cambridge NeuroScience, Inc. (the "Company") as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

     The consolidated financial statements presented as of December 31, 1997 are derived from the audited financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K (File number 0-19193).

     The Company is engaged in the development of proprietary pharmaceuticals to prevent, reduce or reverse damage caused by severe disorders of and injuries to the nervous system.

2.   BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive. For the three month period ended September 30, 1998, the average exercise price of options outstanding during that period was less than the average market price for the quarter. Therefore, these options were not included in the computation of net income per share for the third quarter of 1998 as their effect would be antidilutive.

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

     In 1995, the Company entered into a collaboration with Boehringer Ingelheim International, GmbH ("BI") for the development and commercialization of CERESTAT[R] (aptiganel). Pursuant to the collaboration agreement, the Company was obligated to fund approximately 25% of the development expenses for aptiganel in the United States and Europe. Revenue earned pursuant to this agreement represents reimbursement by BI of expenditures by the Company in excess of its contractual obligations. The agreement provided that BI would advance cash to the Company in the event that it was expected that the Company's expenditures would exceed its contractual obligations. In 1995 and 1996, the

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Company received advances from BI. As previously reported, the Company and BI agreed to end this collaboration. In November 1998, the two companies signed a termination agreement and have reached a final settlement of costs subject to the collaboration. As a result, in the third quarter of 1998, the Company made an adjustment to reduce the accrual for excess advances payable to BI and recognized revenue earned. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

4.   RESTRUCTURING COSTS

     On March 9, 1998, the Company announced the implementation of a cost reduction plan which included a reduction in headcount from approximately 60 to 30 employees. Included in operating expenses in the nine months ended September 30, 1998 is a one-time cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

     Research and development revenues in the three months ended September 30, 1998 were $1.4 million, compared to $817,000 in the same period in 1997. Revenue for the third quarter of 1998 included $1.2 million recognized pursuant to the collaboration agreement with Boehringer Ingelheim International, GmbH ("BI") for the development of aptiganel, compared to $527,000 in the same period in 1997. Revenue pursuant to the BI agreement represents reimbursement of the excess of the Company's expenditures over its funding obligation under the agreement (see
Note 3 to the Condensed Consolidated Financial Statements). In the second half of 1997, the Company and BI discontinued enrollment into the Phase III clinical trials of aptiganel in both stroke and traumatic brain injury. As previously reported, the Company and BI agreed to end this collaboration. In November 1998, the two companies signed a termination agreement and have reached a final settlement of costs subject to the collaboration. As a result, in the third quarter of 1998, the Company recognized $1.2 million of revenue, representing revenue earned in 1998 pursuant to this collaboration and an adjustment to reduce the accrual for advances to be repaid to BI. Any future costs incurred for the further development of aptiganel will not be subject to reimbursement from BI and, as a result, the Company will not recognize any further revenue pursuant to this collaboration. (See -"Liquidity and Capital Resources")

     Revenue of $250,000 earned in the third quarter of 1998 pursuant to the agreement with Allergan (see Note 3 to the Condensed Consolidated Financial Statements), was comparable to the amount of revenue earned in the same period in 1997.

                          CAMBRIDGE NEUROSCIENCE, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Operating Expenses

     Total operating expenses for the quarter ended September 30, 1998 were $1.5 million, compared to $5.1 million in the same period in 1997, a decrease of $3.6 million, or 70%. Research and development expenses decreased by $3.2 million, or 72%, to $1.2 million in the three months ended September 30, 1998, compared to $4.4 million in the same period in 1997. This reduction in research and development expenses was due to the discontinuation of the Phase III clinical trial of aptiganel in traumatic brain injury ("TBI") in the second half of 1997, as well as the decrease in costs as a result of the reduction in workforce in March 1998 (see Note 4 to the Condensed Consolidated Financial Statements). General and administrative expenses decreased by $382,000, or 57%, to $288,000 in the quarter ended September 30, 1998, compared to $670,000 in the same period in 1997, reflecting the reduction in workforce which occurred in March 1998 as well as the resignation of the former Chief Executive Officer in the second quarter of 1998.

Interest Income

     Interest income for the third quarter of 1998 was $201,000, compared to $632,000 in the same period in 1997. This decrease was due to lower cash balances available for investment in the third quarter of 1998, following the payment of a dividend of $17.9 million in April 1998.

Net Income (Loss) Per Share

     The Company had net income per share for the third quarter of 1998 of $0.01, compared to a net loss per share of ($0.21) in the same period in 1997. This fluctuation is a result of a decrease in operating expenses in the third quarter of 1998, compared to the same period in 1997, and the recognition of revenue pursuant to the BI collaboration, following the $1.2 million adjustment to reduce the accrual for advances to be repaid to BI.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

     In the nine months ended September 30, 1998, the Company had research and development revenues of $2.0 million, compared to $3.0 million in the same period in 1997, a decrease of $1.0 million, or 34%. Revenues in the first nine months of 1998 included $1.2 million earned pursuant to the collaboration agreement with BI, compared to $2.2 million in the first nine months of 1997. This decrease in revenue pursuant to the BI agreement reflects the discontinuation of the Phase III clinical trials of aptiganel in the second half of 1997 as well as the termination of the collaboration agreement in 1998. (See "--Liquidity and Capital Resources) Pursuant to the termination of the BI collaboration, any future costs incurred for the further development of aptiganel will not be subject to reimbursement from BI and, as a result, the Company will not recognize any further revenue pursuant to this collaboration. Revenues in both 1998 and 1997 included $750,000 earned pursuant to the Allergan agreement.

                          CAMBRIDGE NEUROSCIENCE, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Operating Expenses

     In the first nine months of 1998, the Company had total operating expenses of $7.3 million, compared to $16.0 million in the first nine months of 1997, a decrease of $8.7 million, or 55%. Research and development expenses decreased by $8.8 million, or 63%, to $5.2 million in the first nine months of 1998, compared to $14.0 million in the same period in 1997, due primarily to the termination of the Phase III clinical trial of aptiganel in TBI in the second half of 1997 as well as to the reduction in workforce in March 1998.

     General and administrative expenses decreased by $831,000, or 40%, to $1.2 million in the first nine months of 1998, compared to $2.1 million in the same period in 1997. This decrease reflects primarily the reduction in salaries and benefits and related costs associated with the reduction in workforce in March 1998. Operating expenses for the nine months ended September 30, 1998 included restructuring costs of $921,000, consisting primarily of severance and related benefits associated with this reduction in staff (see Note 4 to the Condensed Consolidated Financial Statements).

Interest Income

     Interest income decreased by $829,000, or 46%, to $987,000 in the first nine months of 1998, compared to $1.8 million in the same period in 1997. This decrease was a result of the decrease in cash available for investment in 1998 following the payment of a dividend totaling $17.9 million in April 1998.

Net Loss Per Share

     In the first nine months of 1998, the Company had a net loss of $4.3 million, or ($0.24) per share, compared to a net loss of $11.2 million, or ($0.64) per share in the same period in 1997. This decrease in net loss per share reflects a 55% decrease in operating expenses, primarily as a result of the discontinuation of the Phase III trials of aptiganel. This decrease in operating expenses was offset in part by lower interest income and a decrease in revenue earned pursuant to the BI agreement in 1998 due to the discontinuation of the clinical trials of aptiganel and the decision to terminate the related collaboration.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents and marketable securities of $14.4 million, compared to $38.6 million at December 31, 1997. In the first nine months of 1998, the Company used $6.4 million for operating activities. On April 14, 1998, the Company paid a dividend in the amount of $1.00 per share, totaling $17.9 million.

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount from approximately 60 to 30 employees. The cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits, was recognized as restructuring costs in the first quarter of 1998. In an effort to reduce facilities-related costs, in June 1998, the Company entered into an agreement to sub-lease approximately half of its office and laboratory facilities.

                          CAMBRIDGE NEUROSCIENCE, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets or the merger with or acquisition of another company. Effective May 6, 1998, Harry W. Wilcox, III, the former Senior Vice President of Business Development and Chief Financial Officer, was appointed President and Chief Executive Officer of the Company. Mr. Wilcox also joined the Company's Board of Directors at that time. Elkan R. Gamzu, the former President and Chief Executive Officer, is now serving as a consultant to the Company in the areas of clinical trial data analysis and strategy relating to the potential future development of aptiganel.

     In 1995, the Company entered into a collaboration with BI for the development and commercialization of CERESTAT (aptiganel). Pursuant to the collaboration agreement, the Company was obligated to fund approximately 25% of the development expenses for aptiganel in the United States and Europe. BI was obligated to pay the remaining 75% of such costs and all of the development costs in Japan. Revenue earned pursuant to this agreement represents reimbursement by BI of expenditures by the Company in excess of its contractual obligations. (See Note 3 to the Condensed Consolidated Financial Statements). In the second half of 1997, the Company and BI discontinued enrollment of patients into the clinical trials of aptiganel in both stroke and traumatic brain injury.

     The collaboration agreement provided that BI would advance cash to the Company in the event that the Company's expenditures were expected to exceed its contractual obligation. Such advances were received by the Company in 1995 and 1996. As previously reported, the Company and BI agreed to end this collaboration. In November 1998, the two companies signed a termination agreement and have reached a final settlement of costs subject to the collaboration. As a result, in the third quarter of 1998, the Company recognized $1.2 million of revenue, representing revenue earned in 1998 pursuant to this collaboration and an adjustment to reduce the accrual for advances to be repaid to BI. Included in Total Current Liabilities as of September 30, 1998 are research and development advances relating to the BI collaboration of $1.5 million, which the Company will repay to BI in November 1998.

     Pursuant to the agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research and development funding through 1999. At September 30, 1998, the Company had received $2.0 million pursuant to this funding arrangement, of which $750,000 was recognized as revenue in the first nine months of 1998. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate the agreement at any time upon six months prior written notice.

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

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company believes that cash and cash equivalents and investments in marketable securities available at September 30, 1998 will be sufficient to maintain operations through 1999. Based on the continuing evaluations of the data from the clinical trials, the Company may pursue further development of aptiganel through a new collaboration, a business combination or government funding. There can be no assurance, however, that any such further development will be undertaken or that the Company will be successful in securing a new collaboration, effecting a business combination or otherwise obtaining the funding necessary for such further development. In addition, the Company has focused resources on the Allergan/ion-channel blocker research program and the advancement of the Glial Growth Factor 2 program. As a result of the reduction in headcount that took place in March and the dividend payment in April, fewer resources are being devoted to the Company's other research and development programs. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company might otherwise undertake itself.

     The Company does not believe that inflation has had a material impact on its results of operations.

     As previously reported, the Company was notified that its common stock has not been in compliance with the closing bid price requirements of the Nasdaq Stock Market ("Nasdaq") and would be delisted. On September 25, 1998, the Company requested an oral hearing to stay delisting, which hearing has been scheduled for November 12, 1998. Pending the results of this hearing, the Company's common stock will continue to trade on Nasdaq without restriction. If, based on the outcome of this hearing, the Company is not granted a temporary stay of delisting, it intends to commence trading on the OTC Bulletin Board.

     The Company is aware of the issues that many computer systems will face as the year 2000 approaches. These issues are the result of computer programs having been written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. The Company is in the process of conducting a review of its information technology ("IT") and non-IT systems that could be affected by this issue and may contract with an outside consultant to ensure the timely completion of this project. An inventory of key financial systems has been compiled and an inventory of other key informational and operational systems (including systems supporting the Company's research and development programs) is in process. Upon completion of the assessment of these systems, which is targeted for January 1999, the Company will adopt a formal plan to upgrade or replace those systems that are not year 2000 compliant. This plan will include testing of any new software and hardware purchased to ensure that they are working properly and have adequately addressed the year 2000 issues identified. Remediation of any year 2000 problems identified may include the upgrade of computer operating systems, the upgrade or replacement of certain software programs and the replacement of equipment. The Company expects to have identified and resolved any year 2000 problems before June 30, 1999.

                          CAMBRIDGE NEUROSCIENCE, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     At September 30, 1998, the Company had completed a preliminary assessment of basic systems supporting the finance and accounting function. In connection with this assessment, the Company has contacted and received assurance of compliance, or plans to become compliant, from software vendors and major service providers supporting this functional area. The Company does not currently have any exclusive or material relationships with third parties, other than certain utility providers, which, if impacted by lack of year 2000 compliance on the part of the third parties, would have a material impact on the Company's operations. However, there can be no assurance that such third parties will achieve compliance on a timely basis or that any lack of compliance on the part of the third parties will not materially affect the Company's operations. The identification of alternative vendors of services and supplies will be considered in the development and implementation of a contingency plan.

     Based on a preliminary assessment of existing systems, the Company does not expect to incur material costs to evaluate and resolve any year 2000 problems. However, if the evaluation and resolution of any year 2000 problems is not completed on a timely basis, the year 2000 issue may impact the Company's daily operations, resulting in the interruption or inaccurate processing of financial information and data generated in the Company's research and development efforts. The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the availability and cost of consultants and the extent and difficulty of the remediation and other work to be done.

     The Company does not have a contingency plan in place. The determination of the necessity for a contingency plan will be made once the assessment and remediation phases of this project have been completed. The Company expects to have identified and resolved any year 2000 problems before June 30, 1999 and to have established and tested a formal contingency plan, to the extent deemed necessary, before the end of 1999.

     The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties relating to the completion of clinical trials of the Company's product candidates, particularly with respect to aptiganel; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of many of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; technical risks associated with the development of new products; the competitive environment of the biotechnology industry; and, the Company`s ability to identify and resolve potential year 2000 problems on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward- looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          CAMBRIDGE NEUROSCIENCE, INC.



PART II - OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.28 Termination agreement, dated November 4, 1998, between the Company and Boehringer Ingelheim International, GmbH. Filed herewith.

        27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 1998 (for electronic filing only).

        (b)    Reports on Form 8-K

               None

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAMBRIDGE NEUROSCIENCE, INC.

Date NOVEMBER 6, 1998                      /s/ Harry W. WilcoX, III
     ----------------------                -------------------------------------
                                           Harry W. Wilcox, III
                                           President and Chief Executive Officer
                                           (Principal Executive Officer;
                                           Acting Principal Financial Officer)

Date NOVEMBER 6, 1998                      /s/ Glenn A. Shane
     ----------------------                -------------------------------------
                                           Glenn A. Shane
                                           (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX



Exhibit
Number                             Description
-------                            -----------

 10.28 Termination agreement, dated November 4, 1998, between the Company and Boehringer Ingelheim International, GmbH. Filed herewith.


 27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 1998 (for electronic filing only).