Form 10-Q/A
period 1998-09-30
CAMBRIDGE NEUROSCIENCE INC
filed 1998-12-22
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]           No [ ]

At October 31, 1998, 18,071,459 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.

      The Company has amended the Management's Discussion and Analysis of Financial Condition and Results of Operations in response to comments received from the Securities and Exchange Commission, dated November 30, 1998, relating to the disclosure of the Company's year 2000 readiness.

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

YEAR 2000 READINESS

      The Company is aware of the issues that many computer systems will face as the year 2000 approaches. These issues are the result of computer programs having been written using two digits rather than four digits to define the applicable year. Any of the Company's and its service providers' hardware and software (Information Technology or "IT"), and computer-aided systems ("Non-IT") that have time-sensitive operating data may recognize a date of "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations.

Internal Systems: The Company's internal IT and Non-IT systems are as follows:
    -Accounting and administrative software and hardware
    -Computer-aided laboratory equipment
    -Office equipment, telephones and security systems

Service Providers: The Company's main service providers that utilize IT and Non-IT systems are as follows:
    -Banks and financial institutions
    -Administrative services - Transfer Agent, Payroll Agency, and Shareholder
     Services
    -Utility services - Electricity, heat, water and phone and data services -Facilities services - Elevators, Security and facility maintenance

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

State of Readiness

      The following paragraphs address the Company's state of readiness relating to the year 2000 issue, including the Company's plan to address the year 2000 issues associated with the Company's and its service providers' IT and non-IT systems, and the status of each phase in the Company's plan. The Company's plan to evaluate and resolve the year 2000 problem encompasses three phases: inventory and assessment; remediation; and, testing and implementation.

Inventory and Assessment:

      The Company is in the process of conducting the inventory and assessment of its IT and Non-IT Systems and those of its service providers that may be impacted by the year 2000 problem. The assessment process includes finding out which systems may be impacted by the year 2000 problem by contacting each manufacturer and service provider, reviewing their written documentation about their year 2000 problem and plan for resolution, and identifying which systems require upgrade, repair or replacement to become compliant.

      At September 30, 1998, the Company was about 50% complete with this phase of the year 2000 problem. It has completed the inventory and assessments of its accounting and administrative functions and its administrative service providers, and is in the process of gathering information about its computer-aided laboratory equipment, office equipment, telephones and security systems, banks and financial institutions, utility services, and facilities services. The inventory and assessment of all systems and providers is expected to be completed by January 1999.

Remediation:

       Upon completion of the assessment of these systems, the Company will adopt a formal plan to upgrade, repair or replace all internal systems that are not year 2000 compliant and to obtain assurance of compliance from all IT and Non-IT service providers. Remediation of any year 2000 problems identified may include the upgrade of computer operating systems, the upgrade or replacement of certain software programs and the replacement of equipment. The

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Company expects to have completed the remediation phase of its internal systems by March 1999, and to have assurance of compliance from its service providers by September 1999.

Testing and implementation:

      This plan will include testing all repaired, replaced and new internal systems and software, to ensure that they are working properly and adequately address the year 2000 issues identified. The Company expects to have completed testing of its internal systems and software and have all systems fully operational by June 1999.

Third Party Service Providers:

      To evaluate the readiness of its third party service providers, including utility providers, financial institutions, vendors and other service providers, the Company is in the process of phoning, writing and/or reviewing written literature from each provider to ascertain whether the services they provide are at risk of being non-compliant, whether the providers are addressing this issue and what their plans are for resolving this issue. The Company plans to complete this initial assessment of its third party providers by January 1999 and will monitor the progress of each service provider during 1999. The identification of alternative vendors of services will be considered in the course of this process and in the development and implementation of a contingency plan. To-date, the Company has completed the assessment of approximately 50% of these third party service providers.

Costs

      Based on a preliminary assessment of existing systems, the Company does not expect to incur material costs to evaluate and resolve any year 2000 problems. The Company may contract outside consultants at various times during this process to ensure the timely completion of the project. The Company expects to upgrade or replace certain systems supporting the administrative functions and facilities and may have to replace some of the equipment used in its research and development operations. Based on information available at this time, the Company estimates that it will spend between $50,000 and $100,000 to complete the process of resolving the year 2000 problem. These expenditures will be funded from existing cash resources and will not have a material impact on the amount of funds available for other operating purposes. The Company has not incurred any costs to-date related to repairing, upgrading or replacing equipment to become compliant. The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the availability and cost of consultants and the extent and difficulty of the remediation and other work to be done.

Risks

      In the event that the Company does not complete any additional tasks relating to the year 2000 issue, the Company will experience interruptions or inaccuracies in the processing of financial information and certain data generated by the Company's research and development activities. The Company's accounting software is not currently year 2000 compliant and is scheduled to be upgraded for compliance in the second quarter of 1999. The Company would have to rely on manual and less efficient means of accumulating and recording data and would experience delays in processing financial data. The Company is aware of certain pieces of computer-aided research and discovery equipment that are not, or may not be compliant, causing the Company to abandon some of that technology and revert to manual laboratory testing procedures and/or the outsourcing of automated procedures. Certain of the Company's personal and network computers may fail, resulting in the need to abandon those systems and adversely impacting the Company's ability to operate its internal computer network.

      The Company expects to have completed all phases of this project before the end of 1999 and does not believe that the existence of any unresolved year 2000 problems will result in the prolonged and material interruption of its daily operations, including the conduct of its research and development activities. However, there can be no assurance that the Company will complete the remediation of any year 2000 problems on a timely basis or that any unresolved problems would not have an adverse impact on the Company's ability to continue operations and fulfill its obligations pursuant to research and development collaboration agreements.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

      The Company has certain relationships with third parties, including utility providers, financial institutions, vendors and other service providers. The Company believes that with the exception of its utility providers, its relationships with service providers are not exclusive or material, and that, in the event of a failure on the part of these third parties to become year 2000 compliant, it would be able to continue to maintain operations, including the conduct of most of its research and development activities, utilizing alternative vendors where necessary. An interruption of the Company's utility services could materially affect the Company's research, development and administrative operations until such time that those utility services are resumed. There can be no assurance that any of its third parties will achieve compliance on a timely basis, or that any lack of compliance on the part of the third parties will not materially affect the Company's operations. The identification of alternative vendors of services and supplies will be considered in the course of this process and in the development and implementation of a contingency plan.

Contingency Plan

     The determination of the necessity for a contingency plan will be made once the assessment and remediation phases of this project have been completed. Any contingency plan implemented would include, to the extent deemed necessary, the identification of third party service providers and vendors, the availability of equipment to enable the Company to continue operations and the availability of vendors for outsourcing research and development activities. The Company expects to have identified and resolved any year 2000 problems by September 1999 and to have established and tested a formal contingency plan, to the extent deemed necessary, before the end of 1999.

       The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties relating to the completion of clinical trials of the Company's product candidates, particularly with respect to aptiganel; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of many of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; technical risks associated with the development of new products; the competitive environment of the biotechnology industry; and, the Company's ability to identify and resolve potential year 2000 problems on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAMBRIDGE NEUROSCIENCE, INC.



Date December 18, 1998              /s/ Harry W. Wilcox, III
     ----------------------         --------------------------------------------
                                    Harry W. Wilcox, III
                                    President and Chief Executive Officer
                                    (Principal Executive Officer; Acting
                                    Principal Financial Officer)

Date December 18, 1998              /s/ Glenn A. Shane
     ----------------------         --------------------------------------------
                                    Glenn A. Shane
                                    (Principal Accounting Officer)