Form 10-K
period 1998-12-31
CAMBRIDGE NEUROSCIENCE INC
filed 1999-03-31
CIK 874384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-19193
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non affiliates of the Registrant as of February 28, 1999, was $9,798,920. At February 28, 1999, there were issued and outstanding 18,099,785 shares of Common Stock, par value $.001 per share.



           A list of all Exhibits to this Form 10-K begins on page 29.

================================================================================

PART I

ITEM 1.       BUSINESS

OVERVIEW

     Cambridge NeuroScience, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of proprietary pharmaceuticals to prevent or treat severe disorders of, or injuries to, the nervous system. The Company has not been profitable since inception and expects to continue to incur operating losses for at least the next several years. To date, the Company has funded its operations primarily through proceeds from public and private offerings of equity securities, from payments received pursuant to collaborations with pharmaceutical companies and from government grants. Research and development revenue in 1998 was earned pursuant to the terms of four collaborations agreements, each of which comprised more than 10% of total revenue. Revenue earned pursuant to one collaborative agreement totaled 27% of revenue in 1998, 71% in 1997 and 95% in 1996. Revenue earned pursuant to another collaborative agreement totaled 23% and 25% of revenue in 1998 and 1997, respectively. See "--Strategic Alliances." The Company has not received any revenue from the sale of products. Research and development expenses were $6.0 million, $17.7 million and $14.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Research and development expenses represented 80% of total operating expenses, excluding restructuring costs, in 1998, and represented 87% and 84%, respectively, of total operating expenses in 1997 and 1996.

     The Company is focused in two areas of research and development: (i) ion-channel blockers to prevent or treat brain damage resulting from stroke and other forms of brain ischemia, as well as for the treatment or prevention of neuropathic pain, glaucoma, spinal cord injury, Parkinson's disease, multiple sclerosis ("MS") and peripheral neuropathies, and (ii) growth factors for the treatment of MS and peripheral neuropathies.

     The Company's ion-channel blocker programs include aptiganel hydrochloride ("aptiganel"), formerly known as CERESTAT(R), for the treatment of stroke; CNS 5161 for the treatment and management of pain; a collaboration with Allergan for the treatment of ophthalmic disorders; and an early-stage program which focuses on the discovery of potassium-channel blockers for the treatment of neuropathies, MS and spinal cord injury. In late 1997, the Company and its collaborative partner, Boehringer Ingelheim International, GmbH ("BI") discontinued enrollment into the clinical trials of aptiganel for stroke and traumatic brain injury ("TBI") and, in November 1998, terminated the collaboration agreement which began in March 1995. See "Strategic Alliances." Based on the Company's review and analysis of the trial data and input from an independent panel of stroke experts, which convened in October 1998, the Company remains committed to the continued development of aptiganel for stroke. To that end, the Company is pursuing options for funding such development through a new corporate partnership and/or government funding and has collaborated with two leading stroke research groups to design a new Phase III clinical trial for aptiganel focused on a subset of the stroke patient population. However, there can be no assurance that such funding will be available or that further development of aptiganel will occur.

     In November 1996, the Company entered into a collaboration with Allergan for the development of NMDA ion-channel blockers, sodium-channel blockers and combination ion-channel blockers, for the treatment of ophthalmic disorders, including glaucoma. The Company is actively pursuing the possibility of extending the term of this partnership, the initial term of which expires in November 1999. The Company is also developing CNS 5161, an NMDA ion-channel blocker compound, which has completed two Phase I clinical trials, including one trial in a pain model, and may consider its development for certain chronic neurodegenerative disorders, such as Parkinson's disease and MS. In conjunction with a leading drug delivery company, the Company is exploring formulations of CNS 5161 suitable for sustained drug administration. The Company is currently seeking a partner to support the clinical development of CNS 5161 and the Company's early-stage drug discovery efforts in novel analgesics. In 1997 the Company also received a Phase I Small Business Innovation Research ("SBIR") grant from the National Institutes of Health ("NIH") for the Company's project to discover novel potassium ion-channel blockers to treat peripheral

___________________
CERESTAT is a registered trademark of Boehringer Ingelheim International, GmbH.

neuropathies and intends to submit a Phase II SBIR grant application to the NIH in 1999 for continued support of this drug discovery project.

     The Company's growth factor product candidate is recombinant human
Glial Growth Factor 2 ("GGF2"). In December 1998, the Company entered into a licensing and research collaboration agreement with Bayer AG ("Bayer") for the development of GGF2 for the treatment of MS and other neurodegenerative diseases. The Company and Bayer will work together to accomplish the tasks associated with preclinical development, with Bayer providing financial support for this work. While Bayer will continue the clinical development of GGF2, the Company expects that its research activity in the protein growth factor area will decline to a low level when GGF2 enters the clinic. See "Strategic alliances."

     On March 9, 1998, the Company implemented a cost reduction plan which included a reduction in headcount by 34 employees, consisting of 22 research, four drug development and eight administrative and support employees. The Company's Board of Directors declared an extraordinary dividend of $1.00 per share, or $17.9 million, which was paid in April 1998. The Company does not contemplate paying dividends in 1999. Following the reduction in headcount, in June 1998, the Company entered into an agreement with a third party to sub-lease approximately half of the Company's office and laboratory facilities, thereby reducing facilities-related operating expenses.

     The Company continues to explore opportunities to maximize shareholder value. To that end, the Company has implemented cost containment measures to manage its use of cash, is focusing its resources on its later-stage programs, and is seeking opportunities for funding its programs through corporate collaborations and government grants. The Company remains committed to the further development of aptiganel in stroke and is actively pursuing funding for this effort. The Company is continuing its earlier-stage research efforts in the ion-channel blocker area, to the extent that funding is available from third party sources, including the collaborative relationship with Allergan. The Company may consider the sale of some or all of its technology assets. In December 1998, the Company entered into a technology licensing agreement with Creative Biomolecules, Inc. ("CBMI") whereby CBMI acquired the exclusive rights to Growth/Differentiation Factor-1 ("GDF-1") in exchange for an up front licensing fee and future royalties on sales. See "Strategic Alliances."

BACKGROUND

     The central nervous system, composed of the brain and spinal cord, controls cognitive functions, interprets incoming sensory information and organizes body movements. The peripheral nervous system, composed of nerve fibers leading to and from the central nervous system, carries information from body sensory receptors and commands to muscles and glands. Two main cell types are found throughout the nervous system: nerve cells, which generate and transmit electrical signals, and glial cells, which provide nutrition and support functions to nerve cells.

     Nerve cells and glial cells communicate with one another through a wide range of electrical and chemical signals to accomplish the normal development and function of the nervous system. Disorders of the nervous system are characterized by a change (usually a reduction) in an individual's ability to perform normal voluntary or involuntary functions. These disorders result from acute or chronic damage to nerve or glial cells or by abnormalities in the electrical or chemical communication within and amongst nerve cells or glial cells.

     Ion channels are proteins found in nerve and glial cell membranes that generate electrical signals in response to chemical signals received from other cells or to chemical or electrical changes within a single cell. Drugs which stimulate, enhance, reduce or suppress the activity of specific ion channels have potential as treatments for nervous system disorders because they can eliminate potentially damaging overstimulation of nerve cells or correct dysfunctions in the processes of generating electrical signals in the nervous system.

     Acute damage to the central nervous system, such as occurs in stroke and traumatic injuries to the head and spine, often results from a reduction in blood flow (ischemia) to, and the premature death of, nerve cells and leads to permanent disorders. Nerve cell death following an ischemic event in the brain is triggered by the excessive release of a particular chemical signaling molecule, the excitatory neurotransmitter, glutamate, from damaged nerve terminals. In the ischemic brain, glutamate predominantly activates a receptor site on an ion channel known as the N-methyl D-aspartate ("NMDA") ion channel. Activation of the NMDA ion channel permits the massive entry of calcium into nerve cells. Overloading nerve cells with calcium ions activates a number of processes that ultimately result in cell death. In animal models of stroke and TBI, drugs that can inhibit the activity of the NMDA ion channel have been shown to limit the extent of brain damage and loss of function when administered after the onset of cerebral ischemia.

     Chronic degenerative disorders of the nervous system, such as MS and peripheral neuropathies, also result from the death of nerve or glial cells. Chronic nerve cell death does not necessarily result from ischemia but can result from other metabolic causes, including the actions of endogenous and exogenous toxic substances, some of which can mimic the effects of overstimulation of NMDA ion channels ("excitotoxins"). Chronic nerve and glial cell death can also result from inflammatory processes in the nervous system, including the autoimmune destruction of oligodendrocytes (a type of glial cell) that is the hallmark of MS.

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

---------------------------------------------------------------------------------------------------
                                                                       DEVELOPMENT     COMMERCIAL
  PRODUCT CANDIDATE                       INDICATIONS                   STATUS(1)        RIGHTS
----------------------        ------------------------------------    -------------   ------------
ION-CHANNEL BLOCKERS


Aptiganel                     Stroke                                  Phase III (2)    CNSI (3)

CNS 5161                      Neuropathic pain                        Phase I (4)      CNSI


NMDA, sodium,                 Ophthalmic disorders, including         Preclinical      Allergan (5)
potassium and                 glaucoma
combination
ion-channel blockers          Brain or spinal cord ischemia; brain    Research         CNSI
                              or spinal cord trauma; pain;
                              peripheral neuropathies; Parkinson's
                              disease; Multiple Sclerosis

PROTEIN GROWTH FACTORS

GGF2                          Multiple sclerosis                      Pre-IND          Bayer (6)

                              Diabetic neuropathy;                    Preclinical      Bayer (6)
                              chemotherapy-induced neuropathy

---------------------------------------------------------------------------------------------------

 (1) "Pre-IND" refers to toxicology and other regulatory studies for a designated compound in anticipation of human clinical trials. "Preclinical" refers to safety and efficacy studies conducted in animals. "Research" refers to scientific activities to identify a specific molecule or to select a specific clinical indication. "Phase I" refers to smaller-scale trials in human volunteers designed to provide information about safety and dosage. "Phase III" refers to large-scale clinical trials designed to provide statistically valid proof of efficacy and safety in the target population. See "Government Regulation."

(2) The Phase III clinical trials were discontinued in mid-1997. The Company and BI terminated their collaboration agreement for this product candidate in November 1998. The Company remains committed to the continued development of aptiganel for stroke and is pursuing options for funding such development. See "Drug Discovery and Development - Ion-Channel Blockers - Aptiganel: Stroke."

(3) Upon termination of the collaboration agreement with BI, in November 1998, all rights to aptiganel were returned to the Company, in exchange for a small royalty on future sales.
(4) The Company has completed two Phase I trials of CNS 5161. The first trial was an escalating dose safety study. The second trial involved volunteers who were exposed to placebo, morphine and two doses of CNS 5161 in a pain model.
(5) Allergan has the right to develop certain NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. See "Strategic Alliances."
(6) Pursuant to the collaboration agreement signed in December 1998, Bayer has acquired the worldwide manufacturing and marketing rights for GGF2. See "Strategic Alliances."

DRUG DISCOVERY AND DEVELOPMENT

     The Company is concentrating its drug discovery and development efforts in two main programs: ion-channel blockers to modify nerve cell signaling or to prevent nerve cell death; and protein growth factors to prevent degeneration of, or to regenerate, nerve and glial cells. With the out-licensing of GDF-1 to CBMI and the commencement of a collaboration agreement with Bayer for GGF2, the Company's drug discovery and development efforts will focus more on its ion-channel blocker programs and less in the area of protein growth factors. See "--Protein Growth Factors."

ION-CHANNEL BLOCKERS

     The Company synthesizes and evaluates small organic molecules, known as ion-channel blockers, that directly block passage of ions through the ion channels, which control the activity of nerve cells. Ion-channel blocking compounds have potential as novel drugs to treat a wide variety of acute and chronic disorders of the nervous system through the inhibition of nerve cell death caused by excessive amounts of glutamate or other excitotoxins or through the correction of abnormal electrical signaling in the nervous system.

     The Company's assets in its ion-channel blockers program include:
* Aptiganel, a treatment to limit the extent of brain damage in stroke and other forms of acute brain ischemia;
* a collaboration funded by Allergan for the discovery of an ion-channel blocker to treat ophthalmic disorders, including glaucoma;
* CNS 5161, a drug candidate which has completed two Phase I clinical trials, including one trial in a pain model, for the treatment of chronic neuropathic pain and, possibly, certain chronic neurodegenerative disorders;
* a drug discovery project in potassium channel blockers for neuropathies, multiple sclerosis and spinal cord injury;
* a patent portfolio, including 37 issued US patents and 30 pending US patent applications plus corresponding foreign patents or applications;
* an ion-channel focused chemical library of approximately 2,000 molecules, containing compounds designed to alter the activity of NMDA, sodium or potassium channels; and,
* CNS 1261, a SPECT-imaging agent (a research tool) currently in clinical trials for visualizing activated NMDA ion channels in the human brain.

     As mentioned above, in brain and spinal cord ischemia, over-stimulation of glutamate-activated NMDA ion channels is primarily responsible for flooding nerve cells with calcium ions, which results in cell death. The

Company is developing ion-channel blockers to selectively block the NMDA ion channel and limit nerve cell death during acute cerebral ischemia as treatments for stroke and other acute injuries to the nervous system.

Aptiganel: Background and Clinical Trial Status

     Aptiganel, the Company's most advanced product candidate, has been the subject of Phase III clinical trials for both TBI and stroke. Enrollment in both of these Phase III trials was stopped prior to completion, based on the results of scheduled interim analyses of the data in each trial. The development of aptiganel was managed by the Company and its collaborative partner, BI until November, 1998, when the parties terminated the agreements and all rights were returned to the Company, subject to the Company's agreement to pay BI a royalty on any future product sales. See "Strategic Alliances." The Company remains committed to the continued development of aptiganel for stroke. Any further clinical trial will require outside funding, either through a corporate collaboration or a government grant.

     A coordinated series of Phase I and Phase II clinical trials was undertaken to ascertain the safety of aptiganel in over 400 volunteers and patients. These clinical trials were conducted to determine the safe and tolerable doses and dosing regimens that result in a plasma level of the compound equivalent to, or higher than, the minimum plasma level of the compound that is associated with the limitation of brain damage in animal models of cerebral ischemia. In TBI patients, two studies were conducted to determine a dosing regimen that would produce a plasma level of aptiganel three times the target plasma level. Following the first study in which aptiganel was administered on a weight-adjusted basis over a four-hour period, the second study demonstrated that a non-weight-adjusted dosing regimen could safely maintain such a plasma level for 72 hours. Non-weight-adjusted dosing regimens are more easily administered in clinical trials and offer marketing advantages.

     In stroke patients, three studies were undertaken to determine a dosing regimen that would produce a plasma level of aptiganel equivalent to, or greater than, the target plasma level. The first was used to determine the safety of escalating doses of aptiganel over a four-hour treatment period. The second was a dose-response trial. In the dose-response trial, at 90 days after treatment, the improvement in neurological function (NIH Stroke Scale) of patients treated with the highest dose tested was significantly better than that of placebo-treated patients. A third study determined that a non-weight-adjusted dosing regimen could safely maintain the target plasma level over a 12-hour period. The Company commenced Phase III clinical trials with aptiganel in TBI in March 1996 and in stroke in July 1996.

     In June 1997, the Company announced that it was suspending enrollment into the Phase III stroke trial following a planned interim analysis of the data on 368 patients. The interim analysis raised concerns over the benefit-to-risk ratio of drug treatment. On December 16, 1997 the Company and BI announced that they would not resume enrollment of new patients into the trial. This decision followed a second interim analysis of the data on 628 patients who had been enrolled prior to the temporary suspension of enrollment in June.

     On September 16, 1997, the Company announced the discontinuation of its Phase III trial of aptiganel for TBI because a planned interim analysis of the data showed insufficient evidence of positive clinical impact. Analysis of the data showed that on a wide variety of safety parameters, the drug was safe and well tolerated. The companies announced that they would continue to collect further data and conduct an in-depth analysis on the more than 500 patients enrolled as of September 16, 1997.

     In March 1998, the Company reported that further analysis of the Phase III data indicated that aptiganel had: (i) an attractive safety profile at relatively high doses in the TBI patient population, and (ii) a potential therapeutic benefit in a subset of the stroke patient population. Based on input from an independent panel of stroke experts, which convened in October 1998, and the Company's review and analysis of the trial data, the Company remains committed to the continued development of aptiganel for stroke. To that end, the Company is pursuing options for funding such development and has collaborated with two leading stroke research groups to design a new Phase III clinical trial for aptiganel focused on a subset of the stroke patient population. However, there can be no assurance that such funding will be available or that further development of aptiganel will occur.

Aptiganel: Stroke

     In 1994, the American Heart Association estimated that there are approximately 500,000 incidents of stroke in the United States each year and that approximately 350,000 people survive the event. Currently, there are approximately three million disabled stroke survivors in the United States, and the annual economic cost of stroke to the United States has been estimated at $40.6 billion. In July 1996, the U.S. Food and Drug Administration ("FDA") approved the use of tissue plasminogen activator ("tPA") for the treatment of patients who had suffered a stroke within the preceding three hours and for whom a CT scan showed no evidence of hemorrhage. Intravenous tPA acts by dissolving blood clots that might have led to a stroke. To date, there are no FDA-approved treatments for stroke that act by any mechanism other than dissolving blood clots.

     The Company believes that aptiganel has the potential to improve outcome for stroke victims by preventing glutamate-induced nerve cell death through the blockade of the NMDA ion channel. In stroke patients, the central nervous system side effects of aptiganel include sedation, paresthesias (numbness) and occasional episodes of altered sensorium, including hallucinations. Increases in blood pressure have also been observed and have been controlled, when necessary. The Company believes that these side effects are transitory and manageable.

CNS 5161: Neuropathic Pain and Other Neuropathic Disorders

     Despite the availability of a variety of therapeutic approaches to pain relief, certain disorders are characterized by persistent pathological pain that is refractory to conventional treatments. Persistent pain associated with peripheral nerve trauma, neuropathies secondary to diabetes or acquired immune deficiency syndrome ("AIDS"), amputations and shingles is classified as neuropathic pain. Drug treatments for neuropathic pain represent a significant area of unmet medical need and a growing market opportunity. Glutamate (particularly NMDA) receptors have been implicated in the induction and maintenance of neuropathic pain in animal models and NMDA antagonists have been shown to be effective in animal models of persistent pain.

     CNS 5161 is a blocker of the NMDA ion channel that was designed and synthesized by the Company's chemists to be chemically distinct from aptiganel. Based on its method of action and its pharmacokinetic profile in animals, CNS 5161 was advanced toward clinical evaluation for the treatment of neuropathic pain. Animal studies have shown that CNS 5161 can prevent the development of a delayed pain response, which is thought to be related to the development of chronic neuropathic pain in humans.

     The Company completed two Phase I studies of CNS 5161 in 1997. Both were conducted in male volunteers. The first demonstrated the safety and tolerability of selected doses of CNS 5161 given intravenously. Data from the first study were used to choose potentially effective doses that produced little in the way of side effects in the volunteers. The second study examined the reduction in pain experienced after placebo, morphine and two separate doses of CNS 5161 (0.25mg and 0.5mg), administered on separate occasions to sixteen male volunteers. CNS 5161 at 0.5mg was found to produce a statistically significant reduction in perceived pain as compared to either morphine or placebo. The Company is currently seeking a partner to support the clinical development of CNS 5161 and the Company's early-stage drug discovery efforts in novel analgesics and is unlikely to advance CNS 5161 in clinical trials until a partnership agreement is reached. In conjunction with a leading drug delivery company, the Company is exploring formulations of CNS 5161 suitable for sustained drug administration. With a suitable formulation for chronic drug administration in hand, and with support from a corporate partner, the Company will be in a position to commence further clinical trials of CNS 5161, not only in patients suffering from neuropathic pain but also in patients suffering from chronic neurological disorders such as Parkinson's disease and MS.

Ion-Channel Blockers for Ophthalmic Disorders

     Glaucoma is the second leading cause of preventable blindness in the world, with almost four million patients in the United States alone. The disease is usually associated with increased pressure within the eye, which can damage the retina and the optic nerve and eventually lead to blindness. In November 1996, the Company entered into a collaboration with Allergan, a pharmaceutical company specializing in ophthalmology. The Company and Allergan believe that it may be possible to treat glaucoma by blocking ion channels and thereby protecting the retina and the optic nerve from damage. This collaboration combines the Company's proprietary technology in the area of ion-channel blockers and Allergan's expertise in the global marketing of treatments for eye disease. In this collaboration, the Company's molecules which block NMDA ion channels, sodium ion channels or both ion channels simultaneously, are being evaluated for their ability to prevent vision loss in animal models of retinal and optic nerve degeneration which occurs in glaucoma. See "Strategic Alliances."

Other Ion-Channel Blockers for Nervous System Disorders

     The Company has applied its expertise in discovering and developing NMDA ion-channel blockers to the synthesis and testing of compounds that block other ion channels, such as sodium and potassium ion channels, which can contribute to nerve cell death or abnormal nerve cell electrical activity. The Company believes that such molecules may have therapeutic utility in a number of acute and chronic neurological disorders, including glaucoma, spinal cord injury, Parkinson's disease, MS and peripheral neuropathies.

     To discover new treatments for preventing disorders of the central nervous system which arise from brain or spinal cord ischemia and trauma, the Company has synthesized ion-channel blockers with enhanced potency in the environment of ischemic tissues relative to their potency in the environment of normal tissues. The Company believes that such targeted ion-channel blockers could achieve efficacy with fewer unwanted side effects.

     In addition to molecules which block NMDA ion channels, the Company has created a library of small organic molecules which block the sodium ion channels of nerve cells. In vitro and in vivo studies have demonstrated that sodium ion-channel blockers can protect nerve cells from ischemic and traumatic damage and can exert other beneficial effects, such as reducing responses to painful stimuli and limiting the consequences of damage to nerve fiber bundles. The Company believes that molecules which block neuronal sodium ion channels have potential as treatments for various forms of acute and chronic disorders of the nervous system, including stroke, brain and spinal cord injury and pain.

     As an extension of its work in NMDA and sodium ion-channel blockers, the Company has synthesized molecules which have the capacity to block both NMDA ion channels and sodium ion channels. The Company is currently conducting in vitro and in vivo studies to test the hypothesis that such combination compounds have enhanced efficacy in treating neurological disorders when compared to the efficacy of compounds which block only one of these classes of ion channels

     In 1997 the Company received a Phase I Small Business Innovative Research ("SBIR") grant from the National Institutes of Health ("NIH") for the Company's project to discover novel potassium ion-channel blockers to treat peripheral neuropathies and intends to submit a Phase II SBIR grant application to the NIH in 1999 for continued support of this drug discovery project.

PROTEIN GROWTH FACTORS

     Growth factors are known to play an important role in the growth, differentiation and distribution of nerve cells. They also are crucial to maintaining the health and function of neurons. The Company has made significant progress in the development of growth factor proteins as treatments for disorders of the nervous system.

     Recombinant human Glial Growth Factor 2 ("GGF2") is a potential treatment for degenerative diseases of the nervous system, including multiple sclerosis and peripheral neuropathies. Over the past five years, the Company has isolated, cloned, expressed and produced GGF2 and, in collaboration with Bayer AG ("Bayer"), is currently focusing its investigation on the potential use of GGF2 as a therapeutic intervention in the pathological processes involved in MS. See "Strategic Alliances." Although the Company is actively participating in the pre-IND development of GGF2 with Bayer, it is management's expectation that its research activity in the protein growth factor area will decline to a low level when GGF2 enters the clinic. Pursuant to the collaboration agreement, Bayer has received exclusive worldwide manufacturing and marketing rights to GGF2 and will be responsible for all development activities and all associated costs.

     The Company has also conducted research on other novel protein growth factors. Growth/Differentiation Factor-1 ("GDF-1") is a nervous-system-specific member of the Transforming Growth Factor-(beta) ("TGF-(beta)") protein family. The Company believes that GDF-1 is likely to play a role in responses to injury, ischemia and demyelination. The Company has shown that GDF-1 enhances the neurite outgrowth activity of another known growth factor and also proliferated cerebellar granule cells. Several members of the TGF-(beta) gene family have biological activities that potentially can be employed for therapeutic effects in the nervous system, including: the promotion of dopaminergic neuron survival, which may be applicable as a treatment for Parkinson's disease; the promotion of motor neuron survival, which may be applicable as a treatment for amyotrophic lateral sclerosis; and immunosuppression, which may be applicable as a treatment for MS. On December 31, 1998, the Company entered into a technology licensing agreement with Creative Biomolecules, Inc., ("CBMI") whereby the Company licensed its rights in GDF-1 to CBMI in exchange for an upfront licensing fee and future royalties on sales. See "--Strategic Alliances." The Company also has an option to license technology related to Cerebellum Derived Growth Factor (also known as Neuregulin 2) from Harvard University. The technology licensed from Harvard University will in all likelihood receive a low level of support until a corporate partner is identified.

GGF2: Multiple Sclerosis

     MS is a disease of the central nervous system that is characterized by chronic inflammation and demyelination at multiple sites in the brain and spinal cord. Approximately 350,000 people in the United States suffer from MS. The Company is aware of four therapeutics currently being marketed to treat MS. Betaseron(R) (Chiron Corporation/Schering AG), Avonex(R) (Biogen, Inc.), Copaxone(R) (Teva Pharmaceutical Industries Ltd./Hoechst Marion Roussel Ltd.) and Rebif (Serono) are all based on an immunosuppression approach to the disease, rather than the growth factor approach being pursued by the Company. Rebif has been excluded from the U.S. market until 2003.

     GGF2 is a trophic factor for the glial cells that form and maintain the myelin sheath insulating nerve axons in the central nervous system. These cells are primary targets involved early in the pathogenesis of MS. The Company has developed a manufacturing process for producing GGF2 and has demonstrated its efficacy in animal models believed to be reflective of MS, including experimental autoimmune encephalomyelitis ("EAE"). In the acute phase of this model, GGF2 significantly reduced and delayed the clinical symptoms. In the chronic, relapsing-remitting phase of EAE, GGF2 significantly reduced the clinical effects of the disease as well as the number of observed relapses. In December 1998, the Company entered into a collaborative agreement with Bayer AG for the development of GGF2 for multiple sclerosis and peripheral neuropathies. See "Strategic Alliances."

     A series of pre-IND studies has been initiated, including toxicity studies and other work required by the FDA to file an IND. Successful completion of these studies will allow the Company and its collaborative partner to initiate clinical trials. There can be no assurance, however, that GGF2 will not demonstrate adverse toxicological effects in the planned studies, which results could cause the partners to decide not to proceed with clinical trials.

GGF2: Peripheral Neuropathies

     The Company believes that GGF2 may also be a potential treatment for peripheral neuropathies as a result of its activity on peripheral glial cells. Peripheral neuropathies comprise a collection of disorders that are characterized by the degeneration of sensory and/or motor nerves. This degeneration may be caused by injury, diabetes, chemotherapy, inherited disorders and other factors. It was estimated in 1991 that in excess of one million individuals in the United States suffered from some form of peripheral neuropathy. The largest segments of this population are those with diabetic neuropathies and those with chemotherapy-induced neuropathies. There are, at present, no FDA-approved therapeutic agents for the prevention, reduction or reversal of the degeneration and atrophy caused by these disorders and injuries.

     The Company has tested GGF2 in animal models of peripheral neuropathies, such as cancer-chemotherapy-induced neuropathy. In two different experimental paradigms (cisplatin-induced and vincristine-induced neuropathies), GGF2 administration protected peripheral nerves from the effects of these chemotherapies. The Company believes that GGF2 may also be a potential treatment of other degenerative diseases of the peripheral nerves.

STRATEGIC ALLIANCES

     The Company has formed collaborations with pharmaceutical companies to assist in the development of its product candidates, provide capital for such development and share development risk. The Company is actively pursuing discussions with additional companies regarding collaborations, mergers, acquisitions or product-licensing arrangements. No assurance can be given, however, that any collaborations, mergers, acquisitions or licensing arrangements will be completed in the foreseeable future or on terms that would be favorable to the Company.

Allergan

     In November 1996, the Company entered into a collaboration with Vision Pharmaceuticals L.P. d/b/a Allergan Inc. ("Allergan") to jointly develop NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers, initially for the treatment of ophthalmic disorders, including glaucoma. Upon signing the agreement, Allergan purchased 175,103 shares of Common Stock from the Company for $3.0 million. Allergan is providing an additional $3.0 million in research funding over a three-year period, through 1999, subject to certain provisions. A Research Management Committee, with equal representation from both parties, supervises this collaboration. Allergan will be responsible for the development of potential products and will bear all of the development costs. Cambridge NeuroScience may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive royalties on any product sales.

     Allergan will manufacture and market products developed under the collaboration worldwide. Allergan has certain termination rights under the terms of the agreement. Allergan may terminate the research phase of the collaboration if the Research Management Committee determines that there is no reasonable scientific basis for the commercialization of products covered by the collaboration. Allergan may terminate the agreement at any time after May 1998 upon six months prior written notice. Either party may, in its sole discretion, terminate the agreement upon 90 days prior written notice of a material breach by the other party. The Company is actively pursuing the possibility of extending the term of this partnership, the initial term of which expires in November 1999. There can be no assurance, however, that the Company will successfully negotiate an extension of this agreement.

Bayer AG

     In December 1998, the Company entered into a collaborative agreement with Bayer for the development of GGF2 for the treatment of neurodegenerative diseases such as MS. In exchange for the exclusive worldwide manufacturing and marketing rights to the compound, the Company received an up front licensing fee of $1.0 million and will receive reimbursement of up to $1.0 million of the Company's research costs for GGF2 pursuant to a protocol covered by the agreement. The Company may receive up to $24.0 million in milestone payments, as well as royalties on sales of GGF2 products. There can be no assurance, however, as to when or if these milestones will be met. Bayer will provide all material needed in the conduct of the research and development activities and shall be responsible for all associated costs. Either party may terminate this agreement at any time for cause. Bayer may terminate this agreement at any time, upon 120 days written notice.

The J. David Gladstone Institutes

     In December 1996, the Company, The J. David Gladstone Institutes ("Gladstone") and The Regents of the University of California (the "University") entered into a collaboration for the development of treatments for Alzheimer's disease and certain other neurological diseases, disorders or injuries. The collaboration focuses on novel pharmaceuticals that inhibit the activity of a form of apolipoprotein E ("apoE"), a molecule that has been widely linked to Alzheimer's disease. Alzheimer's disease is a neurodegenerative disorder that affects approximately four million people in the United States. The disease destroys neurons in the brain, causing progressive dementia and eventually death. There are currently no effective therapies that reverse or prevent this disorder. In connection with this collaboration, in 1996 the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). The Company purchased 80% of the outstanding common stock of CNPI and made a capital contribution of $1.25 million in CNPI. The University and Gladstone own 5% and 15%, respectively, of the outstanding shares of CNPI common stock.


     Gladstone is conducting a research program over a three-year period, for which CNPI is providing funding of at least $1.25 million per year, through 1999. In the event that CNPI is unable to raise the required funds to make its research funding payments, the Company loans CNPI, interest-free, all amounts necessary to enable CNPI to make such payments. Such will be convertible into securities of CNPI under certain circumstances in accordance with the stockholders' rights agreement. The University granted CNPI an exclusive three-year option to negotiate an exclusive worldwide, royalty-bearing license for patentable rights in intellectual property covered by or arising from the research program within the field, subject to certain terms and conditions set forth in the option agreement. CNPI paid the University an initial license option fee and will make additional option fee payments during the term of the research program and, if applicable, upon exercise of the option. The final terms of such license have not been determined but will require ongoing commitments and expenditures, in addition to royalty payments, by CNPI. There can be no assurance that such commitments and other terms will be favorable to CNPI and/or the Company.

     The University and Gladstone also granted CNPI a right of first negotiation for an exclusive license for inventions arising from the research program outside of the field. The Company has guaranteed CNPI's obligations with respect to the collaboration, including CNPI's financial obligations. Each of the research agreement and option agreement is generally subject to termination upon prior notice of a material breach by any of the parties thereto. As a result of the restructuring implemented in March 1998 and a shift in focus in the Company's research and development activities to later-stage or funded programs, it is unlikely that the Company will continue to provide future funding following the expiration of the agreement in 1999. CNPI is currently engaged in a business development effort to out license its rights under the Gladstone agreement or to find a collaboration to provide funding for further work in this area. There can be no assurance, however, that such funding will be available.

Creative Biomolecules, Inc.

     On December 31, 1998, the Company entered into technology licensing agreement with Creative Biomolecules, Inc. ("CBMI") whereby CBMI has acquired the exclusive rights to GDF-1 in exchange for a cash payment and future royalties on product sales. Either party may terminate this agreement upon a material breach which is not cured within 60 days of written notice of such breach.

Boehringer Ingelheim International GmbH

     In March 1995, Cambridge NeuroScience and BI entered into agreements to collaborate on the worldwide development and commercialization of aptiganel. Under the terms of the agreements, BI was obligated to fund 75% of the development costs for aptiganel in the United States and Europe and all of the development costs in Japan. Upon signing the agreements, the Company received $15.0 million, consisting of $5.0 million for expense reimbursement and $10.0 million for 1,250,000 shares of Common Stock. In September 1996, and in connection with the commencement of the Phase III stroke trial by BI, the Company received a milestone payment of $10.0 million for 1,237,624 shares of Common Stock. The Company and BI conducted two Phase III trials of aptiganel. In the second half of 1997, the companies announced the discontinuation of patient enrollment into both trials after interim analyses indicated that continuation of the trials was not justified. See "Drug Discovery and Development - Ion-Channel Blockers - Aptiganel: Background and Clinical Trial Status." In November 1998, the Company and BI terminated the collaboration and licensing agreements for aptiganel and all rights were returned to the Company, subject to a royalty of 3% of direct sales or 10% to 20% of royalties received from sales by third parties. Pursuant to the termination agreement, BI retained the trademark CERESTAT and the Company's lead ion-channel blocker compound is now referred to as aptiganel.

MARKETING AND SALES

     The Company does not currently sell any products and therefore has no marketing, sales, or distribution organization. Cambridge NeuroScience believes that, in the case of stroke, ion-channel blocker treatments would be administered in the context of emergency medicine. Because these drug treatments would be hospital-based, the Company believes that significant United States sales of these product candidates could be generated with a moderately-sized sales force, rather than the much larger sales force needed to sell products directly to physicians.

MANUFACTURING

     The Company has no manufacturing facilities and plans to rely upon outside manufacturers to produce any near- or intermediate-term products. To date, the Company has contracted with chemical synthesis companies to produce kilogram quantities of several of its product candidates. The Company intends to establish and maintain its own quality-control program for each line of products. Such program will include a set of standard operating procedures designed not only to assure that the Company's products are manufactured in accordance with Good Manufacturing Practices ("GMP") guidelines and other applicable regulations, but also to maintain consistent product quality. However, no specific arrangements have been made, and there can be no assurance that the Company will be able to establish such capabilities. Pursuant to the research collaboration and licensing agreement for the development of GGF2, Bayer will manufacture all material needed in the conduct of the development activities and shall be responsible for all associated costs. Pursuant to the termination of the collaboration agreements with BI, the Company has the right to purchase 56kg of aptiganel from BI within two years from the date of the termination agreement.

COMPETITION

     The fields in which the Company is involved are characterized by rapid technological progress. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized genetic engineering companies, engaged in developing products competitive with products under development by the Company. Many of these companies have greater capital, human resources and research and development, manufacturing and marketing experience than the Company. Such companies may succeed in developing products that are more effective or less costly than any that may be developed by Cambridge NeuroScience and may also prove to be more successful than Cambridge NeuroScience in production and marketing. Competition may increase further as a result of potential advances in the commercial applicability of biotechnology and greater availability of capital for investment in these fields. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing corporate strategic alliances. There can be no assurance that research, discoveries and commercial developments by others will not render any of the Company's programs or potential products noncompetitive.

     In July 1996, the FDA approved the use of rt-PA (Genentech Inc.) for the treatment of patients who have suffered a stroke within the preceding three hours and for whom a CT scan shows no evidence of hemorrhage. Intravenous rt-PA dissolves blood clots that might have caused a stroke by blocking arteries supplying brain tissue with oxygen and nutrients. Other drug treatments that have the potential to restore blood flow to the brain and are in Phase III clinical trials, are Ancrod(R) (Knoll AG) and Abbokinase(R) (Abbott Laboratories). In addition, a number of companies are developing other drugs to limit the extent of brain damage resulting from a stroke by protecting nerve cells from the biochemical processes which are responsible for cell death. In animal studies, these "neuroprotective" drugs have been shown to limit brain damage even when blood supply to brain tissue is not restored. The Company believes that the most significant competition for aptiganel will come from neuroprotective drugs that limit nerve cell death by inhibiting responses mediated via specific ion channels. There are ongoing Phase III clinical trials in stroke patients for fos-phenytoin (Warner-Lambert Company) and GV150526 (Glaxo-Wellcome). Fos-phenytoin has actions on ion channels and is claimed to be neuroprotective, but acts through mechanisms other than the NMDA ion-channel complex. GV150526 is an antagonist of responses mediated via the NMDA ion-channel complex, but acts through a mechanism distinct from the mechanism of action of aptiganel. The Company believes that aptiganel is the only neuroprotective drug candidate at its stage of development for stroke that acts by directly blocking the ion channel of the NMDA ion-channel complex. In 1997, Interneuron Pharmaceuticals, Inc. submitted an NDA to the U.S. FDA for CerAxon (citicoline sodium) to treat patients with ischemic stroke. In 1998, Interneuron withdrew its application and commenced an additional clinical trial of CerAxon in ischemic stroke. The Company believes that CerAxon does not act on ion channels but on other biochemical mechanisms of nerve cell death or recovery from injury. The Company believes that, if approved for marketing, aptiganel will be used in conjunction with tPA, or other approved drugs that can restore tissue blood flow. Furthermore, even if other neuroprotective compounds prove to be efficacious and are approved for marketing, those that act on mechanisms of cell death other than inhibition of responses mediated by the NMDA ion-channel complex will be used in conjuction with, rather than as alternatives to aptiganel.

     The Company is aware of four therapeutics currently being marketed to treat MS. Betaseron(R) (Chiron Corporation/Schering AG), Avonex(R) (Biogen, Inc.), Copaxone(R) (Teva Pharmaceuticals Industries Ltd./Hoechst Marion Roussel Ltd.) and Rebif(R) (Serono) are all based on an immunosuppression approach to the disease, rather than the growth factor remyelination approach being pursued by the Company. Rebif has been excluded from the U.S. market until 2003. There can be no assurance that these products or the introduction of other products that the Company is unaware of, will not have an adverse effect on the Company's business, financial condition and results of operations.

     The Company will, for the foreseeable future, rely on strategic partners for certain preclinical evaluation and clinical development of its product candidates and manufacturing and marketing of any products. In addition, the Company relies on its strategic partners, in part, for support in its drug discovery operations. The pharmaceutical companies with which the Company has collaborations are in some cases attempting to develop other products to treat diseases within the fields of the collaborations with the Company. Generally, the Company's agreements with its strategic partners do not prohibit the strategic partners from engaging in competitive activities with the Company. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by the pharmaceutical company with which the Company is collaborating in connection with such product candidate.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     Proprietary protection for the Company's products, technology and processes is essential to its business. The Company's policy is to protect its technology by, among other things, filing or causing to be filed patent applications for technology that it considers important to the development of its business. As of December 31, 1998, Cambridge NeuroScience had licensed or owned rights in 49 issued U.S. patents. Research and development efforts by the Company and its collaborators led to the issuance of nine U.S. patents and the allowance of four others in 1998. In addition, four U.S. patent applications were filed in 1998 on behalf of the Company and its collaborators, bringing the total number of pending U.S. applications to 56. These U.S. filings have corresponding patent filings in other countries as well. Of the 12 issued U.S. patents covering the NMDA ion-channel blockers and their use, none will expire prior to 2007. In the U.S., the last issued patent covering the therapeutic use of aptiganel will expire in 2015. The Company is awaiting action on various patent applications that have either been filed by it or by academic institutions with which it collaborates.

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

     There are patents held by third parties that relate to the manufacture, development and use of the Company's product candidates for which the Company has licenses. There can be no assurance that the Company will not in the future require licenses to additional patents or that such licenses will be available on commercially reasonable terms, if at all. In addition, there can be no assurance that existing or future licenses will not be terminated or that any such termination or failure to obtain a license will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has licensed rights to inventions relating to GGF2, which are covered by eight issued U.S. patents, several allowed U.S. patent applications and other pending patent applications in the United States and foreign countries. The Company believes that its employees and those of its licensor are the original inventors and that the Company and its licensor are entitled to patent protection in the United States. However, the Company is aware of a third-party patent and pending patent applications in the United States and corresponding patent applications pending in some foreign countries that, if issued and valid, may be construed to cover aspects of the Company's GGF2 product candidates. There can be no assurance that the Company will not infringe any such issued US third-party patents, and that the claims of future patents issuing from the third-party patent applications, if any, will not be infringed by the Company's proposed manufacture, use or sale of products based on the GGF2 technology. There can be no assurance that the Company would prevail in any legal action seeking damages or injunctive relief for infringement of the existing third-party patent or any patent that might issue from such third-party applications or that any license required under such patent would be available or, if available, would be available on commercially reasonable terms. Failure to obtain a required license or to successfully establish non-infringement of, or the invalidity or unenforceability of, such third-party patents could preclude the manufacture, sale and use of the Company's products based on such GGF2 technology.

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

     The Company also relies upon trade secrets, know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of trade secrets and proprietary information, the Company maintains a policy of requiring employees, Science Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are designed both to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights and to provide for ownership by the Company of proprietary technology developed at the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. In addition, whenever the U.S. government funds research programs, it may obtain nonexclusive rights to patented subject matter otherwise subject to exclusive rights.

GOVERNMENT REGULATION

     The manufacture and marketing of pharmaceutical products in the United States require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the preclinical testing and clinical trials, as well as to the manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also subject to the regulations of state, local and other authorities.

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug ("IND") application, which must be reviewed by the FDA before proposed clinical testing can begin in the United States. Typically, clinical testing involves a three-phase process. Phase I clinical trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II clinical trials are designed to provide additional information on dosing and safety in a limited patient population; on occasion, they may provide evidence of product efficacy. Phase III clinical trials are large-scale studies designed to provide statistically valid proof of efficacy as well as safety in the target patient population. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis, and expense. In responding to an NDA or a PLA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

     Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit, or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated that may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations. In late 1997, the Company and its collaborative partner BI discontinued enrollment into the Phase III clinical trials for its lead product candidate aptiganel and, in November 1998, terminated the collaboration agreement. See "--Drug Discovery and Development - Ion-Channel Blockers -
Aptiganel: Background and Clinical Trial Status."

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

     The requirements which the Company must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries can be as rigorous and costly as those described above.

     The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with the Company's research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures or the competitive position of the Company. However, the extent of government regulation, which might result from any legislative or administrative action, cannot be accurately predicted.

REIMBURSEMENT

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In some cases, such payors are refusing to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In particular, the Company anticipates that a large percentage of patients who may receive aptiganel for the treatment of stroke will be covered by Medicare and be subject to limitations on reimbursement. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected.

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

EMPLOYEES

As of December 31, 1998, the Company had 17 full-time employees, of whom 11 were engaged in research and development and 6 in administration and finance. Doctorates or other advanced degrees are held by 9 of the Company's employees. Each of the Company's employees has signed a confidentiality agreement. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good. Due to the small number of employees at the Company, the loss of several employees could have an adverse affect on the Company's ability to meet its obligations to its collaborative partners and on the progress of its own scientific programs.

ITEM 1 (a).       EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

      NAME                      AGE      POSITION
      ----                      ---      --------

      Harry W. Wilcox, III       44      President; Chief Executive Officer;
                                         Director

      Robert N. McBurney         51      Senior Vice President, Research; Chief
                                         Scientific Officer

      David I. Gwynne            47      Vice President, Biotechnology and
                                         Business Development

      Laima I. Mathews           51      Vice President, Drug Development

      Glenn A. Shane             36      Controller; Treasurer; Chief
                                         Accounting Officer

         HARRY W. WILCOX, III, joined the Company as Senior Vice President, Finance and Business Development and Chief Financial Officer in December 1995 and was named President and Chief Executive Officer and Director of the Company in May 1998. Prior to joining the Company, Mr. Wilcox served as Vice President, Finance and Chief Financial Officer of Cellcor, Inc., a biotechnology company, since 1990. While at Cellcor, Mr. Wilcox was also named Treasurer and Senior Vice President of Business Development. From 1988 to 1990, he was a founder and general partner and Chief Financial Officer of Highland Capital Partners, L.P., a venture capital firm. From 1983 to 1987, Mr. Wilcox was Controller, Vice President of Finance and Chief Financial Officer at Charles River Ventures, Inc. a venture capital firm. Mr. Wilcox earned an M.B.A. degree from Boston University and a B.A. degree in Finance from the University of Arizona. Mr. Wilcox is a Certified Public Accountant.

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

         DAVID I. GWYNNE, PH.D. joined the Company in 1991 as Director, Biotechnology and became Senior Director of Biotechnology in 1996. In May 1998 he was named Vice President of Biotechnology and Business Development. Dr. Gwynne leads the Company in the development of growth factors for the treatment of neurological disorders. Prior to joining the Company, Dr. Gwynne served as Director of Scientific Affairs at Allelix Biopharmaceuticals, Inc. where he led the development effort for growth factors in the treatment of inflammatory disorders and tissue repair. Dr. Gwynne earned a B.Sc. and an M.Sc. in biology from the University of Toronto. He completed a Ph.D. in molecular biology at McGill University and conducted post-doctoral studies at the University of California, Davis in the area of regulation of gene expression.

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

         GLENN A. SHANE joined the Company as Accounting Manager in April 1992 and served in that capacity until May 1998, at which time he was appointed Controller and Treasurer of the Company. Prior to joining the Company, Mr. Shane was the Accounting Manager at Boston Business Group from 1989 to 1991. From 1985 to 1989, Mr. Shane was employed by Deloitte & Touche LLP. Mr. Shane earned a Bachelors of Business Administration from the University of Massachusetts, Amherst and is a Certified Public Accountant.

ITEM 2. PROPERTIES

     The Company's sole facility is located in Cambridge, Massachusetts, where it leases approximately 41,000 square feet of space. In June 1998, the Company entered into an arrangement with a third party whereby the Company sub leased approximately half of the space in its facility to such third party. The Company currently occupies approximately 20,000 square feet of space, including approximately 13,000 square feet of laboratory space. The description of the lease terms is incorporated by reference from Note I to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor its subsidiary is a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Effective January 22, 1999, the Company's Common Stock, $.001 par value ("Common Stock"), began trading on the OTC Bulletin Board ("OTC") under the symbol "CNSI." Prior to that date, the Company's common stock was traded on the Nasdaq National Market System ("Nasdaq"). The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated:

                                               High          Low
                                              -------      --------
     January 1  - March 31, 1997             $14-5/8       $10-1/2
       April 1  - June 30, 1997               12             3-5/8
        July 1  - September 30, 1997           5-1/8         2-1/8
     October 1  - December 31, 1997            2-3/4         1-15/32

     January 1  - March 31, 1998               2-5/8         1-5/8
       April 1  - June 30, 1998                2-1/2           19/32
        July 1  - September 30, 1998           1-3/16          13/32
     October 1  - December 31, 1998            2               3/8

     There were approximately 175 holders of record of Common Stock and approximately 4,100 beneficial owners as of December 31, 1998. Prior to March 9, 1998, the Company had never declared nor paid any cash dividends on its capital stock. On March 9, 1998 the Company's Board of Directors declared an extraordinary dividend on its capital stock of $1.00 per share of outstanding Common Stock, which was paid on April 14, 1998. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations, capital requirements, general financial condition and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                           SELECTED FINANCIAL DATA (1)

                                                               YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                         1998           1997           1996          1995           1994
                                       --------      ---------      ---------       --------      ---------

STATEMENT OF OPERATIONS DATA:                     (in thousands, except per-share amounts)
Revenues                               $  4,303      $   4,035      $   2,396       $  8,218      $     299
Operating expenses:
    Research and development              5,984         17,650         13,978         13,850         12,722
    General and administrative            1,472          2,616          2,585          2,158          2,863
    Restructuring costs                     921             --             --             --             --
                                       --------      ---------      ---------       --------      ---------
Total operating expenses                  8,377         20,266         16,563         16,008         15,585
                                       --------      ---------      ---------       --------      ---------

Loss from operations                     (4,074)       (16,231)       (14,167)        (7,790)       (15,286)
Interest income, net                      1,180          2,393          1,178            736            401
                                       --------      ---------      ---------       --------      ---------
Net loss                               $ (2,894)     $ (13,838)     $ (12,989)      $ (7,054)     $ (14,885)
                                       ========      =========      =========       ========      =========
Net loss per share (2)                 $  (0.16)     $   (0.79)     $   (0.93)      $  (0.59)     $   (1.46)
                                       ========      =========      =========       ========      =========
Weighted average shares
  outstanding                            17,976         17,518         13,980         11,927         10,230
                                       ========      =========      =========       ========      =========

                                                            DECEMBER 31,
                                ----------------------------------------------------------------------
                                   1998           1997           1996           1995           1994
                                ----------     ----------      ---------      ---------      ---------

BALANCE SHEET DATA:                                  (in thousands)
Cash and cash equivalents       $    4,863     $   12,020      $  26,664      $  21,937      $   6,269
Marketable Securities                7,037         26,561            --              --             --
Working capital                     13,353         33,588         18,362         17,651          3,493
Total assets                        15,617         40,891         29,220         24,321          9,330
Total liabilities                    1,887          6,568          9,573          4,793          3,149
Accumulated deficit               (106,376)      (103,482)       (89,644)       (76,655)       (69,601)
Stockholders' equity                13,730         34,323         19,647         19,528          6,181

--------------------------------------------------------------------------------
(1) The selected financial data set forth above should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

(2)  See Note B of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, the Company has been primarily engaged in research and development. To date, revenue has been derived from collaborations with pharmaceutical companies and from government grants. The Company has not received any revenue from the sale of products. The Company has not been profitable since inception and expects to incur substantial operating losses for at least the next several years.

     The Company has financed its operations through proceeds from an initial public offering in 1991 and follow-on public offerings in 1991 and 1997, and various private placements of preferred equity securities prior to the initial public offering. In addition, the Company completed a private placement of the Company's common stock to institutional investors in 1994 and two directed public offerings in 1995. The Company has also received funding pursuant to its research and development collaborations, research grants and from investment income earned on its cash and short-term investments.

     In November 1998, the Company and Boehringer Ingelheim International GmbH, ("BI") terminated the collaboration for the development and commercialization of aptiganel, formerly known as CERESTAT, which commenced in 1995. All rights to aptiganel were returned to the Company, subject to a royalty on future sales. Pursuant to the terms of the collaboration, the Company was obligated to fund approximately 25% of the development costs for aptiganel in the United States and Europe. BI was obligated to pay the remaining 75% of such costs and all of the development costs in Japan. The Company and BI collaborated on two Phase III trials of aptiganel. In the second half of 1997, the Company and BI announced the discontinuation of patient enrollment into both trials after interim analyses indicated that continuation of the trials was not justified.

     Revenue earned pursuant to the BI agreements represents reimbursement by BI of expenditures by the Company in excess of its contractual obligations, subject to an annual reconciliation of costs for each contract year. The agreements provided that BI would advance cash to the Company in the event that the Company's expenditures were expected to exceed its contractual obligation. The Company received such advances in 1995 and 1996. The advances received through 1996 exceeded the actual reimbursable amounts as of December 31, 1996 and 1997 and the excess amounts were accounted for as research and development advances and included in current liabilities at those dates. Therefore, no advances were received in 1997 and revenue was recognized in 1997, as earned, thereby reducing the accrual for research and development advances. As of December 31, 1997, the Company had $2.7 million of research and development advances included in current liabilities, representing advances received from BI in excess of revenue recognized pursuant to the collaboration agreement. Upon termination of the collaboration agreements, the Company and BI reached a final settlement of costs subject to the collaboration and, in 1998, the Company repaid to BI $1.5 million in excess advances received in prior years. The Company recognized $1.2 million of revenue earned, representing the remainder of excess advances received in prior periods. The Company will recognize no further revenue pursuant to this collaboration.

     In March 1998, the Company reported that further analysis of the Phase III data indicated that aptiganel had: (i) an attractive safety profile in the TBI patient population, and (ii) a potential therapeutic benefit in a subset of the stroke patient population. Based on input from an independent panel of stroke experts, which convened in October 1998, and the Company's review and analysis of the trial data, the Company remains committed to the continued development of aptiganel for stroke. To that end, the Company is pursuing options for funding such development, including corporate partnership arrangements or government funding. However, there can be no assurance that further development of aptiganel will continue or that the Company will succeed in finding a source of funding for such development.

     In November 1996, the Company entered into a collaboration with Allergan for the development of NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. In conjunction with the signing of this agreement, the Company received $3.0 million for 175,103 shares of the Company's Common Stock. Pursuant to this agreement, Allergan is providing an additional $3.0 million in research funding over a three-year period, through 1999. Allergan will bear all of the development costs for potential products arising from the collaboration, and the Company is entitled to receive royalties on any product sales.

     In December 1996, the Company entered into a collaboration with the J. David Gladstone Institutes ("Gladstone") and the Regents of the University of California, for the development of treatments for Alzheimer's disease and other neurological disorders. In connection with this collaboration, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). Pursuant to the terms of the collaboration, Gladstone is conducting a research program over a three-year period, through 1999, for which CNPI provides funding of at least $1.25 million per year. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone.

     On March 9, 1998, the Company's Board of Directors declared an extraordinary dividend in the amount of $1.00 per share, or $17.9 million, which was paid on April 14, 1998. As a result of the setback in the clinical development of Aptiganel, in March 1998 the Company implemented a cost reduction plan that included a reduction in headcount by 34 employees, consisting of 22 research, four drug development and eight administrative and support employees. Included in operating expenses for the year ended December 31, 1998 is a one-time restructuring cost of $921,000, consisting primarily of severance and related benefits associated with this reduction in staff which were paid in full in 1998. In June 1998, the Company entered into an agreement with a third party to sub-lease approximately half of the Company's office and laboratory facilities, thereby reducing facilities-related operating expenses.

     In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant human Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis ("MS"). In exchange for the exclusive worldwide manufacturing and marketing rights to the compound, the Company received an up front licensing fee of $1.0 million and will receive reimbursement of up to $1.0 million for costs incurred pursuant to a research protocol covered by the agreement. The Company may also receive up to $24.0 million in milestone payments and will receive royalties on sales of GGF2 products. There can be no assurance, however, as to when or if these milestones will be met. Bayer will be responsible for all development costs. In 1998, the Company recognized revenue pursuant to this agreement of $1.6 million, representing the up front licensing fee and reimbursable research costs incurred in 1998. This amount was included as a receivable from collaboration agreements at December 31, 1998. In January 1999, the Company received $1.5 million from Bayer and will receive reimbursement for the remaining reimbursable research costs.
     .
     On December 31, 1998, the Company entered into a technology licensing agreement with Creative Biomolecules, Inc. ("CBMI") whereby CBMI acquired the exclusive rights to GDF-1 in exchange for an up front cash payment and future royalties on product sales.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues

     Research and development revenue increased to $4.3 million for the year ended December 31, 1998, compared to $3.9 million in the same period in 1997. This increase was due to the recognition of revenue in the fourth quarter of 1998 relating to the agreements signed in December 1998 with Bayer and CBMI. Offsetting in part the revenue recognized in 1998 under these two new agreements, revenue earned pursuant to the BI agreement decreased to $1.2 million, compared to $2.9 million in 1997. The Company will recognize no further revenue or expense pursuant to the BI agreement, which was terminated in November 1998. See "--Overview." Revenue recognized under the Allergan agreement was $1.0 million in each of 1998 and 1997.

     In 1998, the Company earned $50,000 from a government grant which expired in the first quarter of 1998. In 1997, the Company had $150,000 of revenue from two government grants, which expired in 1997 and the first quarter of 1998.

Operating Expenses

     Operating expenses decreased by $11.9 million to $8.4 million in 1998, compared to $20.3 million in 1997. This decrease reflects the discontinuation of the clinical trials of aptiganel in the second half of 1997 and the impact of the restructuring plan that was implemented in March 1998. Research and development expenses decreased by $11.7 million to $6.0 million in 1998, compared to $17.7 million in 1997. General and administrative expenses decreased by $1.1 million, to $1.5 million in 1998, compared to $2.6 million in 1997. These decreases reflect a $7.7 million reduction in costs associated with the discontinuation of the clinical trials of aptiganel and a decrease of $5.1 million in other operating costs as a result of the workforce reduction and other cost containment measures implemented in March 1998 as part of the restructuring plan. See "--Liquidity and Capital Resources." Operating expenses in 1998 also included a one-time restructuring cost of $921,000, consisting of salaries and benefits relating to the reduction in workforce in March 1998, which were paid in full in 1998.

Interest Income

     The Company had interest income in 1998 of $1.2 million, compared to $2.4 million in 1997. Interest income decreased in 1998 due to a decrease in the funds available for investment during the year, primarily as a result of the payment of the dividend totaling $17.9 million in April 1998, as well as the use of funds for operating purposes during the year, including the repayment to BI of excess advances received of $1.5 million.

Net Loss per Share

     For the year ended December 31, 1998, the Company had a net loss of $2.9 million, or ($0.16) per share, compared to $13.8 million or ($0.79) per share for the year ended December 31, 1997. This decrease in net loss and net loss per share reflects the decrease in total operating expenses in 1998, as a result of the discontinuation of the clinical trials of aptiganel in the second half of 1997 and the restructuring plan implemented in March 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

Revenues

     Research and development revenue increased $1.5 million to $3.9 million for the year ended December 31, 1997, from $2.4 million for the year ended December 31, 1996. Research and development revenue in 1997 included $2.9 million pursuant to the collaboration agreement with BI, compared to $2.3 million in the same period in 1996. See "-- Overview." Also included in research and development revenue in 1997 was $1.0 million pursuant to the collaboration with Allergan, which began in November 1996, compared to $114,000 in 1996. In 1997, the Company had $150,000 in revenue from two Phase I Small Business Innovation Research grants from the National Institutes of Health.

Operating Expenses

      Operating expenses increased to $20.3 million for the year ended December 31, 1997, compared to $16.6 million in 1996, an increase of $3.7 million. Research and development expenses increased by $3.7 million to $17.7 million in 1997, from $14.0 million in 1996. This increase reflects the increase in costs associated with the Phase III clinical trials of aptiganel as well as the cost associated with the funding of the collaboration between CNPI and Gladstone, which began in December 1996. Research and development expenses comprised 87% of total operating expenses in 1997, compared to 84% in 1996.
General and administrative expenses of $2.6 million in 1997 were comparable to those incurred in 1996.

Interest Income

     Interest income was $2.4 million for the year ended December 31, 1997, compared to $1.2 million for 1996, an increase of $1.2 million. This increase was due to the higher cash balances available for investment in 1997, as a result of the public offering of stock in February 1997 and the second equity investment by BI in September 1996.

Net Loss Per Share

     For the year ended December 31, 1997, the Company had a net loss of $13.8 million or ($0.79) per share, compared to $13.0 million or ($0.93) per share for the year ended December 31, 1996. The decrease in net loss per share reflects an increase in the weighted average shares outstanding in 1997, compared to 1996, due to the sale of 2,760,000 shares of common stock in a public offering in February 1997, the issuance of 1,237,624 shares of common stock in September 1996 in exchange for the BI milestone payment and the sale of 175,103 shares of common stock to Allergan in November 1996, pursuant to the commencement of the collaboration agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of $11.9 million, compared to $38.6 million at December 31, 1997. The Company had cash and cash equivalents of $26.7 million at December 31, 1996. The decrease in cash and investments in 1998 is due primarily to the payment, in April 1998, of an extraordinary dividend of $1.00 per share, totaling $17.9 million. In addition, the Company used $8.9 million for operating purposes in 1998, including the repayment to BI of $1.5 million of excess advances received in prior years, upon the termination of the collaboration agreement in November 1998. In January 1999, the Company received $1.5 million from Bayer as payment for the up front licensing fee and a portion of reimbursable costs incurred in 1998 pursuant to the collaboration agreement. At February 28, 1999, the Company had cash, cash equivalents and investments in marketable securities of $12.7 million.

     Following the discontinuation of the clinical trials in the second half of 1997, in November 1998, the Company and BI terminated the collaboration agreements for the development of aptiganel. Upon the termination of the collaboration agreements, the Company and BI reached a final settlement of costs subject to the collaboration. (See "--Overview.") As of December 31, 1997, the Company had $2.7 million of research and development advances included in current liabilities, representing advances received from BI in excess of revenue recognized pursuant to the collaboration agreement. Upon the final settlement of costs in connection with the termination of the collaboration agreement, the Company repaid to BI $1.5 million in excess advances received in prior periods and recognized $1.2 million of revenue earned, representing the remainder of excess advances received. The Company will not receive any additional funding and will recognize no further revenue or expense pursuant to this collaboration.

     Pursuant to the collaboration agreement signed in November 1996 with Allergan, the Company may receive up to $3.0 million in research and development funding through 1999. Through December 31, 1998, the Company had received $2.4 million pursuant to this funding arrangement, of which $1.0 million was recognized as revenue in each of 1998 and 1997 and $114,000 was recognized in 1996. Under the agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

     Pursuant to the collaboration agreement between CNPI and Gladstone, CNPI will provide funding of at least $1.25 million per year over three years, through 1999. Through December 31, 1998, CNPI made payments to Gladstone totaling $3.1 million. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone. To-date, the minority shareholders have not made equity investments in the subsidiary. As a result, the entire net loss from CNPI has been attributed to the Company.

     On December 31, 1998, the Company entered into a technology licensing agreement with CBMI whereby CBMI acquired the exclusive rights to GDF-1 in exchange for an up front cash payment and future royalties on product sales.

     In January 1999, pursuant to the collaboration agreement with Bayer, the Company received $1.5 million, including an up front licensing fee of $1.0 million and reimbursement for costs incurred in 1998 pursuant to the covered research protocol. The up front licensing fee and reimbursable costs incurred in 1998 of $580,000 were recognized as revenue in 1998 and included as a receivable from research and development collaborations at December 31, 1998. Pursuant to the agreement, the Company will receive up to a total of $1.0 million for reimbursable research costs. Bayer will be responsible for all development costs and will manufacture all GGF2 to be used in the conduct of the development activities. The Company may receive up to $24.0 million in milestone payments, and will receive royalties on sales of GGF2 products. There can be no assurance, however, as to when or if these milestones will be achieved.

     The Company believes that cash and cash equivalents and investments in marketable securities at February 28, 1999, will be sufficient to maintain operations through 2000. The Company's primary expenditures are expected to be in the areas of research and development and general and administrative expenses. Based on input from an independent panel of stroke experts, which convened in October 1998, and the Company's review and analysis of the trial data, the Company remains committed to the continued development of aptiganel for stroke. To that end, the Company is pursuing options to fund such development, including corporate partnership arrangements or government funding. However, there can be no assurance that further development of aptiganel will continue or that the Company will succeed in finding a source of funding for such development. The Company may require substantial additional funds to further its research and product development programs and for other operating activities.

     In March 1998, the Company implemented a series of cost containment measures, including a reduction in headcount by 34 employees, or approximately half. In June 1998, the Company entered into an agreement with a third party to sub-lease approximately half of the Company's office and laboratory facilities, thereby reducing the facilities-related operating expenses. The Company is continuing to evaluate alternatives for maximizing shareholder value by focusing resources on its later-stage programs, and validating and funding these programs through collaborative agreements with third parties, grants or out-licensing arrangements. Despite the potential future milestone payments under the Bayer and Allergan agreements, adequate funds for these purposes may not be available when needed on terms acceptable to the Company. The reduction in workforce in March 1998 and the dividend payment in April 1998 have resulted in fewer resources being devoted to the Company's research and development programs. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties the rights to commercialize products or technologies that the Company might otherwise undertake itself. At December 31, 1998, the Company did not have any material commitments for capital expenditures.

     On January 22, 1999, the Company's common stock was delisted from the Nasdaq National Market System due to a failure to maintain a minimum bid price per share of $1.00. Immediately following the delisting, the Company began trading on the Over the Counter Bulletin Board ("OTCBB"). The delisting of the Company's stock could have an adverse effect on the liquidity of the common stock held by investors and on the Company's ability to raise equity in the future.

     At December 31, 1997, the Company had cash, cash equivalents and investments in marketable securities of $38.6 million, compared to cash and cash equivalents of $26.7 million at December 31, 1996. This increase was due to the receipt of $28.5 million in proceeds, before related costs of $400,000, from a public offering of 2,760,000 shares of Common Stock at $11.00 per share in February 1997. In 1997, the Company used $16.1 million for operating purposes and $301,000 for the purchase of equipment, furniture and fixtures. In mid-1997, following the receipt of proceeds from the public offering in February 1997, the Company invested approximately

$35.6 million in marketable securities. Prior to December 31, 1997, the Company sold approximately $9.0 million of its investments in marketable securities to fund operating activities.

     At December 31, 1996, the Company had cash and cash equivalents of $26.7 million, compared to $21.9 million at December 31, 1995. Pursuant to the collaboration agreement with BI and in connection with the commencement of the Phase III stroke trial by BI in 1996, the Company received a milestone payment in September 1996 of $10.0 million, before related costs of $300,000, in exchange for 1,237,624 shares of the Company's common stock. In November 1996, upon signing the collaboration agreement with Allergan, the Company received $3.0 million in exchange for 175,103 shares of the Company's common stock. During 1996, the Company received $6.8 million in advances against reimbursable expenses pursuant to the BI collaboration agreement, of which $2.3 million was recognized as research and development revenue in 1996. The Company received $364,000 pursuant to the collaboration agreement with Allergan, of which $114,000 was recognized as revenue in 1996. The difference between the cash received pursuant to these two agreements and revenue recognized was recorded as research and development advances and included in current liabilities at December 31, 1996. During 1996, the Company used $7.7 million for operating purposes and $467,000 for the purchase of equipment, furniture and fixtures.

     The Company does not believe that inflation has had a material impact on its results of operations.

YEAR 2000 READINESS

         The Company is aware of the issues that many computer systems will face as the year 2000 approaches. These issues are the result of computer programs having been written using two digits rather than four digits to define the applicable year. Any of the Company's and its service providers' hardware and software ("Information Technology" or "IT"), and computer-aided systems ("Non-IT") that have time-sensitive operating data may recognize a date of "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations.

Internal Systems:  The Company's internal IT and Non-IT systems are as follows:
      -Accounting and administrative software and hardware
      -Computer-aided laboratory equipment
      -Office equipment, telephones and security systems

Service Providers: The Company's main service providers that utilize IT and Non-IT systems are as follows:
      -Banks and financial institutions
      -Administrative services - Transfer agent, payroll agency, shareholder services
      -Utility services - Electricity, heat, water and phone and data services -External research and development

STATE OF READINESS

         The following paragraphs address the Company's state of readiness relating to the year 2000 issue, including the Company's plan to address the year 2000 issues associated with the Company's and its service providers' IT and Non-IT systems, and the status of each phase in the Company's plan. The Company's plan to evaluate and resolve the year 2000 problem encompasses three phases: inventory and assessment; remediation; and testing and implementation.

Inventory and Assessment:
         The inventory and assessment phase of this process involves the identification of all of the Company's IT and Non-IT systems and the determination of which systems may be impacted by the year 2000 problem. This entails testing each system and/or contacting each manufacturer and service provider, obtaining and reviewing any written documentation about the year 2000 problem and plan for resolution, and identifying which systems require upgrade, repair or replacement to become compliant.

         At December 31, 1998, the Company was approximately 90% complete with this phase of the year 2000 project. The Company has completed the inventory of its accounting and administrative software, its computer-aided office equipment and software, telephones and security systems, administrative service providers, banks and financial institutions and utility services. The Company has completed an inventory and has essentially completed the assessment of its computer-aided laboratory equipment. The inventory and assessment of all systems is expected to be completed by March 31, 1999, with the exception of certain third party service providers which assessment is expected to be completed by the third quarter of 1999. (See "--Third Party Service Providers," below.)

Remediation:
          Upon completion of the assessment of these systems, the Company will adopt a formal plan to address internal year 2000 problems and to obtain assurance of compliance from all IT and Non-IT service providers. Remediation of any year 2000 problems identified may include the upgrade of computer operating systems, the upgrade or replacement of certain software programs and the replacement of equipment. The Company has begun the remediation phase for certain of its in-house systems by scheduling upgrades or replacements. The Company expects to have completed the remediation phase of its internal systems by June 1999, and to have assurance of compliance from its service providers by September 1999.

     The Company believes, by reference to vendor information and by conducting testing in-house, that all desk-top computers currently in use by the Company are year 2000 compliant. In some instances, non-compliant versions of office software have been noted to be in use. The upgrade of such software, at minimal cost to the Company, will be completed as part of the remediation phase of this project. The Company has identified two pieces of equipment used in the conduct of its research activities for which the vendor is not yet able to provide information about compliance. For one of these pieces of equipment, the Company has determined that an inability to recognize the year 2000 as a valid date will not impact the functionality of the software or the attached equipment. In the event that the program cannot produce the correct dating and the problem is not resolved before the year 2000, alternative acceptable methods for dating data produced are available.

Testing and implementation:
     This plan will include testing all repaired, replaced and new internal systems and software, to ensure that they are working properly and adequately address the year 2000 issues identified. The Company expects to have completed testing of its internal systems and software and have all systems fully operational by September 1999.

Third-Party Service Providers:
     To evaluate the readiness of its third-party service providers, including utility providers, financial institutions, vendors and other service providers, the Company is in the process of phoning, writing and/or reviewing written literature from each provider to ascertain whether the services they provide are at risk of being non-compliant, whether the providers are addressing this issue and what their plans are for resolving this issue. To date, the Company has completed the assessment of approximately 90% of these third-party service providers, but is still awaiting letters of compliance from some. The Company expects to complete this initial assessment of its third-party providers by March 1999 and will monitor the progress of each service provider during 1999. The identification of alternative vendors of services will be considered in the course of this process and in the development and implementation of a contingency plan.

COSTS

     Based on the assessment to date of existing systems, which is approximately 90% complete, the Company does not expect to incur material costs to evaluate and resolve any year 2000 problems. The Company may contract with outside consultants at various times during this process to ensure the timely completion of the project. The Company expects to upgrade or replace certain systems supporting the administrative functions and facilities and may have to replace some of the software or equipment used in its research operations. Based on information available at this time, the Company estimates that it will spend between $25,000 and $50,000 to complete the process of resolving the year 2000 problem. These expenditures will be funded from existing cash resources and will not have a material impact on the amount of funds available for other operating purposes. The Company has not incurred any outside costs to date related to repairing, upgrading or replacing equipment to become compliant. The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the availability and cost of consultants and the extent and difficulty of the remediation and other work to be done.

RISKS

     In the event that the Company does not complete any additional tasks relating to the year 2000 issue, the Company will experience interruptions or inaccuracies in the processing of financial information. The Company's accounting software is not currently year 2000 compliant. The Company has scheduled an upgrade of this software for the second quarter of 1999, at a minimal cost to the Company. The Company would have to rely on manual and less efficient means of accumulating and recording data and would experience delays in processing financial data. In the event that no further progress is made on the remediation of any year 2000 problems, the Company may experience interruptions in the processing of certain data generated by the Company's research activities. The Company is aware of certain pieces of computer-aided research and discovery equipment that are not, or may not be compliant, which could cause the Company to revert to manual laboratory testing procedures and/or the outsourcing of automated procedures. Certain of the Company's personal and network computers may fail, resulting in the need to abandon those systems, which could potentially adversely impact the Company's ability to operate its internal computer network. However, the Company believes, by reference to vendor information and by conducting testing in-house, that all desk-top computers currently in use by the Company are year 2000 compliant. In some instances, non-compliant versions of office software have been noted to be in use. The upgrade of such software, at minimal cost to the Company, will be completed as part of the remediation phase of this project

     The Company expects to have completed all phases of this project before the end of 1999 and does not believe that the existence of significant unresolved year 2000 problems will result in the prolonged and material interruption of its daily operations, including the conduct of its research and development activities. However, there can be no assurance that the Company will complete the remediation of any year 2000 problems on a timely basis or that any unresolved problems would not have an adverse impact on the Company's ability to continue operations and fulfill its obligations pursuant to research and development collaboration agreements.

     The Company has certain relationships with third parties, including utility providers, financial institutions, vendors and other service providers. The Company believes that with the exception of its utility providers, its relationships with vendors and service providers are not exclusive or material. Consequently, the Company believes that, in the event of a failure on the part of these third parties to become year 2000 compliant on a timely basis, the Company would be able to continue to maintain operations, including the conduct of most of its research and development activities, utilizing alternative vendors where necessary. An interruption of the Company's utility services could materially affect the Company's research, development and administrative operations until such time that those utility services are resumed. There can be no assurance that any third party service provider engaged by the Company will achieve year 2000 compliance on a timely basis, or that any lack of compliance on the part of such provider will not materially affect the Company's operations. The identification of alternative vendors of services and supplies will be considered in the course of this process and in the development and implementation of a contingency plan.

CONTINGENCY PLAN

     The determination of the necessity for a contingency plan will be made once the assessment and remediation phases of this project have been completed. Any contingency plan implemented would include, to the extent deemed necessary, the identification of alternative third-party service providers and vendors, the availability of equipment to enable the Company to continue operations and the availability of vendors for outsourcing research and development activities. The Company expects to have identified and resolved any year 2000 problems by September 1999 and to have established and tested a formal contingency plan, to the extent deemed necessary, before the end of 1999.

     The discussion contained in this section as well as elsewhere in this Annual report on Form 10-K may contain forward-looking statements based on the current expectations of the Company's management. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties relating to the conduct and completion of clinical trials of the Company's product candidates, particularly with respect to aptiganel; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of all of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; intense competition related to the research and development of products competitive with products under development by the Company; uncertainties as to the protection of proprietary rights relating to the Company's products; the Company's lack of experience in manufacturing and the Company's reliance on contract manufacturers for the production of products for development and commercial purposes; the Company's lack of marketing and sales experience and the risk that any products the Company develops may not receive commercial acceptance in the markets that the Company expects to target; uncertainty as to whether there will exist adequate reimbursement for the Company's products from government, private health insurers and other organizations; uncertainties as to the extent of future government regulation of the Company's business; and potential year 2000 problems. As a result, all of the Company's future development efforts involve a high degree of risk. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this section or elsewhere in this Annual Report on Form 10-K which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is not provided as the disclosure requirements are not applicable to the Company pursuant to Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages F-2 through F-15 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 1(a) hereof, and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Principal Stockholders" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Employment Agreements" and "Compensatory Arrangements" in the 1999 Proxy Statement.

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

Consolidated Statements of Changes in Stockholders' Equity        F-5

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

10.12* 1992 Director Stock Option Plan, as amended. Filed as exhibit 10.12 to the Annual Report on Form 10-K for the period ended December 31, 1997, as filed with the Commission on March 30, 1998, and incorporated herein by reference.

10.13 Lease for One Kendall Square dated July 16, 1992 between the Company and the Trustees of Old Kendall Realty Trust and addendum dated as of September 22, 1992 (the "Lease"). Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference. Addendum dated September 22, 1993, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1993, as filed with the Commission on February 14, 1994, and incorporated herein by reference. Addendum dated March 11, 1996, as filed with the Commission on March 24, 1997, and incorporated herein by reference. Addendum dated June 17, 1997, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1997, as filed with the Commission on March 30, 1998 and incorporated herein by reference.

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

10.25* Compensatory arrangement with certain executive officers and other members of management. Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the period ended December 31, 1997, filed with the Commission on March 30, 1998 and incorporated herein by reference.

10.26 Termination agreement, dated November 4, 1998, between the Company and Boehringer Ingelheim International, GmbH. Filed as exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Commission on November 12, 1998, and incorporated herein by reference.

10.27+ Research Collaboration and License Agreement dated as of December 23, 1998 between the Company and Bayer AG. Filed herewith.

21.1     Subsidiaries of the Company. Filed herewith.

23.1     Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1     Powers of Attorney. Contained on signature page hereto.

27.1 Financial Data Schedule for the year ended December 31, 1998 (for electronic filing only).

99.1     Important Factors Regarding Forward-Looking Statements. Filed herewith.

___________________
   * Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.
   + Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.

(b)           REPORTS ON FORM 8-K

December 21, 1998:  Issuance of a news release announcing that the Company had entered into an agreement with Bayer AG to develop the Company's recombinant Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as Multiple Sclerosis.

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

Consolidated Statements of Changes in Stockholders' Equity              F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                              F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
CAMBRIDGE NEUROSCIENCE, INC.



         We have audited the accompanying consolidated balance sheets of Cambridge NeuroScience, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge NeuroScience, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                   /s/ ERNST & YOUNG LLP


Boston, Massachusetts
February 10, 1999

                          CAMBRIDGE NEUROSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                           DECEMBER 31,
                                                                  ----------------------------
                                                                     1998              1997
                                                                  ----------        ----------
                             ASSETS

Current Assets
    Cash and cash equivalents                                     $    4,863        $   12,020
    Marketable securities                                              7,037            26,561
    Receivables from collaboration agreements                          2,080                --
    Prepaid expenses and other current assets                          1,260             1,575
                                                                  ----------        ----------
Total Current Assets                                                  15,240            40,156

Equipment, Furniture and Fixtures, net                                   377               735
                                                                  ----------        ----------
Total Assets                                                      $   15,617        $   40,891
                                                                  ==========        ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                         $    1,637        $    3,668
    Research and development advances                                    250             2,900
                                                                  ----------        ----------
Total Current Liabilities                                              1,887             6,568

Stockholders' Equity
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                                     --                 --
    Common stock, par value $.001, 30,000
      shares authorized; 18,085 and 17,858 shares issued and
      outstanding at December 31, 1998 and 1997, respectively             18                18
    Additional paid-in capital                                       120,088           137,787
    Accumulated deficit                                             (106,376)         (103,482)
                                                                  ----------        ----------
Total Stockholders' Equity                                            13,730            34,323
                                                                  ----------        ----------
Total Liabilities and Stockholders' Equity                        $   15,617        $   40,891
                                                                  ==========        ==========

                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                            YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                    1998            1997             1996
                                                  --------        ---------        ---------
Revenues:
   Research and development                       $  4,253        $   3,885        $   2,396
   Government grants                                    50              150               --
                                                  --------        ---------        ---------
                                                     4,303            4,035            2,396
Operating expenses:
   Research and development                          5,984           17,650           13,978
   General and administrative                        1,472            2,616            2,585
   Restructuring costs                                 921               --               --
                                                  --------        ---------        ---------
                                                     8,377           20,266           16,563
                                                  --------        ---------        ---------
Loss from operations                                (4,074)         (16,231)         (14,167)

Interest income                                      1,180           2 ,393            1,178
                                                  --------        ---------        ---------
Net loss                                          $ (2,894)       $ (13,838)       $ (12,989)
                                                  ========        =========        =========

Basic and diluted net loss per common share       $  (0.16)       $   (0.79)       $   (0.93)
                                                  ========        =========        =========
Shares used in computing basic and diluted
net loss per share                                  17,976           17,518           13,980
                                                  ========        =========        =========

                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                       COMMON STOCK   ADDITIONAL                  TOTAL
                                      --------------   PAID-IN    ACCUMULATED  STOCKHOLDERS'
                                      SHARES  AMOUNT   CAPITAL      DEFICIT       EQUITY
                                      ------  ------  ----------  -----------  -------------

Balance at December 31, 1995          13,539   $ 14   $  96,169   $  (76,655)   $  19,528
  Common stock issued pursuant to
   stock purchase agreements, net of
   costs of $300                       1,413      1      12,699           --       12,700
  Common stock issued pursuant to
   employee benefit plans                 28     --         243           --          243
  Exercise of stock options               30     --         165           --          165
  Net loss                                --     --          --      (12,989)     (12,989)
                                      ------   ----   ---------   ----------    ---------
Balance at December 31, 1996          15,010     15     109,276      (89,644)      19,647

  Sale of common stock, net of
   offering costs of $2,221            2,760      3      28,136           --       28,139
  Common stock issued pursuant to
   employee benefit plans                 77     --         321           --          321
  Exercise of stock options               11     --          54           --           54
  Net loss                                --     --          --      (13,838)     (13,838)
                                      ------   ----   ---------   ----------    ---------
Balance at December 31, 1997          17,858     18     137,787     (103,482)      34,323

  Common stock issued pursuant to
   employee benefit plans                227     --         208           --          208
  Cash dividend ($1.00 per share)         --     --     (17,907)          --      (17,907)
  Net loss                                --     --          --       (2,894)      (2,894)
                                      ------   ----   ---------   ----------    ---------
Balance at December 31, 1998          18,085   $ 18   $ 120,088   $ (106,376)   $  13,730
                                      ======   ====   =========   ==========    =========

                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998       1997        1996
                                                        --------   ---------   ---------
Operating Activities
   Net loss                                             $ (2,894)  $ (13,838)  $ (12,989)
   Items not requiring cash:
    Gain on sale of equipment, furniture and fixtures        (38)         --          --
    Depreciation and amortization                            337         851       1,059
    Common stock issued pursuant to an
     employee benefit plan                                   151         230         194
                                                        --------   ---------   ---------
                                                          (2,444)    (12,757)    (11,736)
   Changes in current assets and liabilities:
    Receivables from collaboration agreements             (2,080)         --          --
    Prepaid expenses and other current assets                315        (304)       (764)
    Accounts payable and accrued expenses                 (2,031)       (121)         (9)
    Research and development advances                     (2,650)     (2,884)      4,789
                                                        --------   ---------   ---------
                                                          (6,446)     (3,309)      4,016
                                                        --------   ---------   ---------
    Cash used for operating activities                    (8,890)    (16,066)     (7,720)

Investing Activities
   Sales of marketable securities                         33,194       9,000          --
   Purchases of marketable securities                    (13,670)    (35,561)         --
   Purchases of equipment, furniture and fixtures            (18)       (301)       (467)
   Disposals of equipment, furniture and fixtures             77          --          --
                                                        --------   ---------   ---------
    Cash provided by (used for) investing activities      19,583     (26,862)       (467)

Financing Activities
   Dividends paid                                        (17,907)         --          --
   Sales of common stock, net of offering
    costs of $2,221 in 1997                                   57      28,284         214
   Issuance of common stock pursuant to stock
    purchase agreements, net of costs of $300 in 1996         --          --      12,700
                                                        --------   ---------   ---------
    Cash (used for) provided by financing activities     (17,850)     28,284      12,914
                                                        --------   ---------   ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                         (7,157)    (14,644)      4,727

Cash and Cash Equivalents at Beginning of Year            12,020      26,664      21,937
                                                        --------   ---------   ---------
Cash and Cash Equivalents at End of Year                $  4,863   $  12,020   $  26,664
                                                        ========   =========   =========




                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS

         Cambridge NeuroScience, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of proprietary pharmaceuticals to prevent or treat severe disorders of, or injuries to, the nervous system. The Company is focused in two areas of research and development: (i) ion-channel blockers to prevent or treat brain damage resulting from stroke and other forms of brain ischemia, as well as for the treatment or prevention of neuropathic pain, glaucoma, spinal cord injury, Parkinson's disease, multiple sclerosis ("MS") and peripheral neuropathies, and (ii) growth factors for the treatment of MS and peripheral neuropathies. To date, the Company has funded its operations primarily through proceeds from public and private offerings of equity securities and from payments received pursuant to research and development collaborations. The Company has not been profitable since inception and has not received any revenue from the sale of products.

         On March 9, 1998, the Company announced the implementation of a cost reduction plan that included a reduction in headcount by 34 employees, consisting of 22 research, four drug development and eight administrative and support employees. Included in operating expenses for the year ended December 31, 1998, is a one-time cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits which were paid in full in 1998. Following the reduction in headcount, in June 1998, the Company entered into an agreement with a third party to sub-lease approximately half of the Company's office and laboratory facilities, thereby reducing facilities-related operating expenses.

         On March 9, 1998, the Company's Board of Directors declared an extraordinary dividend on its Common Stock of $1.00 per share of outstanding stock, or $17.9 million. This dividend, which was paid on April 14, 1998, represented a return of capital to shareholders. Prior thereto, the Company had never declared nor paid dividends on any of its capital stock. Future cash dividends will be paid at the discretion of the Board of Directors and will depend, among other things, upon the Company's future operations, capital requirements, general financial condition and such other factors as the Board of Directors may deem relevant. The Company does not contemplate paying dividends in 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The consolidated financial statements include the accounts of Cambridge NeuroScience, Inc. and its wholly-owned and majority-owned subsidiaries. To date, the minority shareholders have not made equity investments in the subsidiary. As a result, the entire net loss from the majority-owned subsidiary has been attributed to the Company. All inter-company accounts and transactions have been eliminated in consolidation. See Note H.

         Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Adoption of New Accounting Principle. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. On January 1, 1998, the Company adopted FAS 130. The adoption of FAS 130 had no impact on the Company's financial statements.

         Cash and Cash Equivalents. The Company's policy regarding investments is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents, which are invested primarily in high quality corporate bonds and commercial paper, U.S. Government and agency obligations and repurchase agreements. At December 31, 1998 and 1997, the cost of these investments approximated fair market value.

         Marketable Securities. At December 31, 1998 and 1997, the Company had $7.0 million and $26.6 million, respectively, invested in marketable securities with original maturities of greater than 90 days, consisting of high quality

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

corporate bonds, commercial paper, certificates of deposit and variable rate insurance contracts (see Note C). As the Company intends that these investments be available for use in the Company's current operations, these amounts are classified as "available-for-sale" and are included in current assets. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such classification at each balance sheet date. Available-for-sale securities are carried at fair market value, based on quoted market prices, and unrealized gains or losses are reported as a separate component of stockholders' equity. The cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortizations, interest income and realized gains and losses are included in interest income. At December 31, 1998 and 1997, the adjusted cost of these investments approximated fair market value. The cost of securities sold is based on specific identification. Gross realized gains or losses for the years ended December 31, 1998, 1997 and 1996 were not material.

         Equipment, Furniture and Fixtures. Equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

         Equipment, furniture and fixtures   ...................  3 - 5 years
         Leasehold improvements ..........................  Term of the lease

         Stock Based Compensation. The Company accounts for its stock based compensation arrangements under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (see Note G).

         Revenue Recognition. Research and development revenue is recognized as earned and represents payments received pursuant to a technology licensing agreement and reimbursement of the Company's expenditures pursuant to the terms of its collaboration agreements. Research and development revenue is earned when all obligations of the Company relating to the revenue have been met, the amounts are not refundable irrespective of whether the research efforts are unsuccessful and the Company is not obligated to meet future milestones. For further discussion of the Company's revenue recognition policies pursuant to these agreements, see Note H. Revenue from government grants is recorded as earned based on the performance requirements of the grant. Expenses relating to the collaboration agreements and to the performance requirements of government grants are recorded as research and development expenses. Payments received in advance of research and development performed pursuant to the Company's research and development agreements are designated as research and development advances and are included in current liabilities.

         Income Taxes. The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

         Significant Customers. Revenue in 1998, 1997 and 1996 consisted primarily of revenue arising from collaborative agreements. Revenue from these sources in 1998 was earned pursuant to agreements with four companies, each of which comprised more that 10% of total revenue. Revenue earned pursuant to one collaborative agreement totaled 27% of such revenue in 1998, 71% in 1997 and 95% in 1996. Revenue earned pursuant to another collaboration agreement totaled 23% and 25% of revenue in 1998 and 1997, respectively (see Note H).

         Net loss per share. Net loss per share is based on the weighted-average number of common shares outstanding during each of the periods presented. Due to the fact that the Company continues to be in a net loss position, common equivalent shares from stock options are excluded as their effect is antidilutive

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - MARKETABLE SECURITIES

  Investments in marketable securities consist of the following at December 31, 1998 and 1997 (in thousands):

                                                       CONTRACTUAL MATURITIES
                                               ---------------------------------------
                                                 1998                    1997
                                               --------        -----------------------
                                                 LESS            LESS           DUE IN
                                                 THAN            THAN            1-2
                                               ONE YEAR        ONE YEAR         YEARS
                                               --------        --------        -------
Corporate bonds                                 $ 6,037        $ 11,569        $ 3,020
Certificates of deposit                           1,000           5,999             --
Variable rate insurance contracts                    --           3,000             --
Commercial paper                                     --           2,973             --
                                                -------        --------        -------
                                                $ 7,037        $ 23,541        $ 3,020
                                                =======        ========        =======

NOTE D - EQUIPMENT, FURNITURE AND FIXTURES

          Equipment, furniture and fixtures consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
          Equipment                                           $ 4,181    $ 4,586
          Furniture and fixtures                                  151        453
          Leasehold improvements                                2,264      2,264
                                                              -------    -------
                                                                6,596      7,303
          Less accumulated depreciation and amortization        6,219      6,568
                                                              -------    -------
          Equipment, furniture and fixtures, net              $   377    $   735
                                                              =======    =======

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -----------------
                                                              1998        1997
                                                              -------   -------
          Accounts payable                                    $   454   $   273
          Accrued salaries and benefits                           293       289
          Accrued research and development expense                290     2,466
          Accrued professional fees                               150       219
          Sublease advances                                       234        --
          Accrued other                                           216       421
                                                              -------   -------
                                                              $ 1,637   $ 3,668
                                                              =======   =======

NOTE F - INCOME TAXES

          At December 31, 1998, the Company has a potential tax benefit of approximately $43.8 million, resulting primarily from approximately $103.1 million in net operating loss carryforwards and $4.2 million of tax credits, which expire through 2013. Since the Company has incurred only losses since inception and due to the degree of uncertainty related to the ultimate utilization of the loss and credit carryforwards, the Company has fully reserved this tax benefit. Additionally, the

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code of 1986, as amended. During 1998, the valuation allowance decreased by approximately $2.0 million due primarily to the expiration of state net operating loss carryforwards

 Significant components of the Company's deferred tax assets are as follows (in thousands):


                                                  DECEMBER 31,
                                            ------------------------
                                              1998           1997
                                            ---------      ---------
Deferred tax assets
   Net operating loss carryforwards         $  39,600      $  41,500
   Tax credits                                  4,175          4,250
                                            ---------      ---------
Total deferred tax assets                      43,775         45,750
   Valuation allowance                        (43,775)       (45,750)
                                            ---------      ---------
Net deferred tax assets                     $      --      $      --
                                            =========      =========


NOTE G - STOCKHOLDERS' EQUITY

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

         In addition, the Company has a 1992 Director Stock Option Plan (the "Director Plan") pursuant to which non-qualified stock options to purchase 20,000 shares of the Company's Common Stock are automatically granted to outside directors at fair market value upon their initial election to the Board of Directors. Additional grants of options may be made to eligible Directors at the discretion of the Board of Directors. The Director Plan has reserved an aggregate of 100,000 shares for this purpose. At December 31, 1998, options to purchase 78,000 shares have been granted under the plan, of which 58,875 are exercisable.

         The term of all stock options granted may not exceed ten years, and vesting generally is over a four-year period.

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table presents the combined activity of the two option plans for the years ended December 31, 1998, 1997 and 1996:

                                       1998                       1997                        1996
                             -----------------------     -----------------------      ----------------------
                                            Weighted                    Weighted                    Weighted
                                             Average                     Average                     Average
                                            Exercise                    Exercise                    Exercise
                              Options        Price        Options         Price        Options        Price
                             ---------      --------     ---------      --------      ---------     --------
 Outstanding at beginning
 of year                     1,662,727      $  7.71      1,493,953      $  6.92       1,258,973     $  6.61

 Granted                       432,000         0.84        293,450        11.56         272,650        8.20

 Exercised                          --           --        (10,684)        5.03         (29,988)       5.50

 Canceled                     (911,471)        7.72       (113,992)        7.51          (7,682)       6.67
                             ---------      -------      ---------      -------       ---------     -------
 Outstanding at end of
 year                        1,183,256      $  5.20      1,662,727      $  7.71       1,493,953     $  6.92
                             =========      =======      =========      =======       ==========     ======
 Exercisable at year end       686,204      $  6.87      1,079,048      $  7.09         822,347     $  6.91
                             =========      =======      =========      =======       =========     =======

 Weighted  average  grant  date fair
 value per share of options  granted
 during the year                            $  0.66                     $  8.15                     $  4.64
                                            =======                     =======                     =======

         The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1998:

                                           Options Outstanding                                 Options Exercisable
                      -------------------------------------------------------------      --------------------------------
                                               Weighted                Weighted                              Weighted
Range of                  Number           Average Remaining            Average            Number             Average
Exercise Prices        Outstanding       Contractual Life (yrs)      Exercise price      Exercisable       Exercise Price
----------------      --------------     ----------------------      --------------      ------------      --------------
$  0.84  -  0.84             429,375              9.4                       $  0.84            54,000             $  0.84
   3.13  -  6.13             243,057              5.4                          5.36           222,275                5.36
   6.50  -  8.00             230,574              5.6                          7.27           192,475                7.13
   8.13  -  9.75             174,000              4.8                          8.72           157,125                8.75
  11.25  - 13.00             106,250              6.9                         12.22            60,329               12.12
                           ---------                                                          -------
                           1,183,256                                                          686,204
                           =========                                                          =======


         Employee Stock Purchase Plan. The 1993 Employee Stock Purchase Plan (the "ESPP") provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. During 1996, 4,068 shares were issued at $4.99 per share and 4,118 were issued at $7.01 per share. During 1997, 6,570 shares were issued at $6.59 per share and 13,762 were issued at $3.51 per share. During 1998, 23,065 shares were issued at $1.67 per share and 37,222 were issued at $0.50 per share. At December 31, 1998, subscriptions were outstanding for 14,313 shares at $0.50 per share.

         FAS 123 Disclosures. The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("FAS 123"), and accounts for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. The exercise price of grant awards made under the Company's stock option plans is equal to the fair market value at the date of grant.

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to APB 25, the Company applies the intrinsic value method to grant awards. Accordingly, no compensation cost has been recognized in relation to the stock option plans or the ESPP.

         Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1998, 1997 and 1996, as if the compensation cost for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1998, 1997 and 1996, consistent with the provisions of FAS 123:

                                   1998                   1997                     1996
                            -------------------   ----------------------    ---------------------
                               As        Pro         As          Pro           As         Pro
                            Reported    Forma     Reported      Forma       Reported     Forma
                            --------   --------   ---------    ---------    ---------   ---------
Net loss (in thousands)     $ (2,894)  $ (2,777)  $ (13,838)   $ (15,583)   $ (12,989)  $ (13,784)

Net loss per share          $  (0.16)  $  (0.16)  $   (0.79)   $   (0.89)   $   (0.93)  $   (0.99)

         The 1998 impact of the pro forma adjustment to reflect compensation cost under FAS 123 was to reduce the net loss and net loss per share. This occurred primarily as a result of the cancellation of options to purchase 911,471 shares due to the reduction of the Company's workforce during 1998. Outstanding options held by terminated employees which are not exercised are forfeited upon termination.

         The fair value of options and shares issued pursuant to the ESPP at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                 Options                  ESPP
                          --------------------    --------------------
                          1998    1997    1996    1998    1997    1996
                          ----    ----    ----    ----    ----    ----
Expected life (years)      6.5     5.2     4.5      .5      .5      .5
Interest rate              5.6%    6.3%    6.6%    5.4%    5.5%    5.3%
Volatility                90.0%   83.0%   65.0%   92.0%   83.0%   65.0%

         Prior to April 1998, the Company had never declared nor paid dividends on any of its common stock. Future cash dividends will be paid at the discretion of the Board of Directors and will depend, among other things, upon the Company's future operations, capital requirements, general financial condition and such other factors as the Board of Directors may deem relevant. For the purposes of calculating fair value pursuant to FAS 123, the Company has assumed that no dividends will be paid.

         The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects on 1997 and 1996 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only three and two years, respectively, of option grants under the Company's plans.

         Benefit Plan. The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, in which all eligible employees may participate. For the plan years ended December 31, 1998, 1997 and 1996, the Company matched 100% of all qualified employee contributions with Company Common Stock. As of December 31, 1998, the Board of Directors had authorized 300,000 shares of common stock for issuance pursuant to this plan. On January 5, 1999, the Board of Directors of the Company voted to increase the number of shares available for issuance under this plan to 330,000. At December 31, 1998 329,115 shares were issued and outstanding pursuant to this plan.

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate number of shares of Common Stock reserved and available for issuance under all stock plans was 1,024,407 at December 31, 1998.

NOTE H - COLLABORATIVE AGREEMENTS

         The Company has collaborative agreements with certain strategic partners. These arrangements are as follows:

         Allergan. In November 1996, the Company entered into a collaboration agreement with Allergan Inc. ("Allergan") to develop certain of the Company's NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. Upon signing the agreement, Allergan purchased 175,103 shares of the Company's Common Stock for $3.0 million. Allergan is providing an additional $3.0 million in research funding over a three-year period, through 1999. Allergan also established a $2.0 million line of credit for the Company, which expired in May 1998. Allergan will be responsible for the development of potential products and will bear all of the development costs. Allergan will manufacture and market products developed under the collaboration worldwide. The Company may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive a royalty on product sales. There can be no assurance as to when or if these milestones will be achieved. Allergan has certain termination rights, including the right, which is shared by the Company, to terminate the agreement upon 90 days' prior written notice of an uncured material breach by the other party. Pursuant to the funding agreement, Allergan had provided $2.4 million to the Company as of December 31, 1998, of which $1.0 million was included in Research and development revenue in each of 1998 and 1997 and $114,000 was included in research and development revenue in 1996. The Company is not obligated to meet future milestones under this agreement to earn this revenue and the funds received and recognized as revenue are not refundable in the event that research efforts are not successful.

         Bayer AG. In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis ("MS"). In exchange for exclusive worldwide manufacturing and marketing rights to the compound, the Company received an up front licensing fee of $1.0 million and will receive reimbursement for costs relating to a research protocol covered by the agreement of up to $1.0 million. The up front licensing fee and reimbursable costs incurred in 1998 of $580,000 were recognized as revenue in 1998 and were included in receivables from collaboration agreements at December 31, 1998. Bayer will be responsible for all development costs, will provide all material needed in the conduct of the development activities and shall be responsible for all associated costs. The Company may receive up to $24.0 million in milestone payments, and will receive royalties on sales of GGF2 products. There can be no assurance, however, as to when or if these milestones will be achieved. Either party may terminate this agreement at any time for cause. Bayer may terminate this agreement at any time, upon 120 days written notice.
         Boehringer Ingelheim International, GmbH. In March 1995, the Company entered license and stock purchase agreements with Boehringer Ingelheim International GmbH ("BI") to collaborate on the development and commercialization of the Company's product candidate, aptiganel, formerly known as CERESTAT. On the signing of these agreements, the Company received proceeds of $15.0 million, before related costs of $1.0 million, consisting of $10.0 million for the purchase of 1,250,000 shares of the Company's Common Stock and $5.0 million for the reimbursement of previously incurred aptiganel-related costs. There are no future obligations relating to this reimbursement of previously incurred costs, which was recognized as revenue in 1995. Pursuant to the terms of these agreements and in connection with the commencement of the Phase III stroke trial by BI, the Company received a milestone payment in September 1996 of $10.0 million, before related costs of $300,000, in exchange for 1,237,624 shares of Common Stock. Pursuant to the terms of the agreements, the Company was obligated to fund approximately 25% of the development costs for aptiganel in the United States and Europe. BI was obligated to pay the remaining 75% of such costs and all of the development costs in Japan. The Company and BI collaborated on two Phase III trials of aptiganel. In the second half of 1997, the partners announced the

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

discontinuation of patient enrollment into both trials after interim analyses indicated that continuation of the trials was not justified. In November, 1998, the Company and BI terminated the collaboration and licensing agreements for aptiganel and all rights were returned to the Company, subject to a royalty on future sales.

         Revenue earned pursuant to the BI agreement represents reimbursement by BI of expenditures by the Company in excess of its contractual obligations (generally, 25% of total spent by both parties). Under the terms of the agreements, an accounting of annual total costs incurred by both parties was to take place 120 days after the end of each contract year. Any costs incurred in excess of one party's contractual obligation was reimbursed by the other party. The calculation of revenue recognized by the Company for the years ended December 31, 1997 and 1996 was based in part upon an estimate of costs incurred by BI during the related contract periods. The Company estimated costs incurred by BI based upon the budget provided for that year and periodic discussions with BI as to patient enrollment in the clinical trials and the associated costs. At each year-end, the Company confirmed with BI the reasonableness of the estimated total costs incurred by BI for the year. Immaterial differences between the estimated revenue recognized and the actual reimbursable expenses resulting from the annual reconciliation were either included in current liabilities as research and development advances or recognized in the period in which they were determined. Research and development revenue in 1997 and 1996 included $2.9 million and $2.3 million, respectively, earned pursuant to the BI collaboration.

         The agreements provided that BI would advance cash to the Company in the event that the Company's expenditures were expected to exceed its contractual obligation. Such advances were received by the Company in 1995 and 1996. The advances received through 1996 exceeded the actual reimbursable amounts as of December 31, 1996 and 1997 and were accounted for as research and development advances and included in current liabilities at those dates. At December 31, 1997 and 1996, the difference between cash advances received and revenue recognized of $2.9 million and $5.8 million, respectively, was recorded as research and development advances. Therefore, no advances were received in 1997 and revenue was recognized in 1997, as earned, thereby reducing the accrual for research and development advances. In November 1998, the two companies signed a termination agreement and reached a final settlement of costs subject to the collaboration. As a result, in 1998, the Company repaid to BI $1.5 million in excess advances received in prior years. The Company recognized $1.2 million of revenue earned, representing the remainder of excess advances received in prior periods. The Company is not obligated to meet future milestones to earn this revenue. The Company will recognize no further revenue pursuant to these agreements.

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

         Pursuant to the terms of the collaboration, Gladstone is conducting a research program over a three-year period, for which CNPI provides funding of at least $1.25 million per year. Through December 31, 1998, CNPI made payments to Gladstone totaling $3.1 million. In the event that CNPI is unable to raise the required funds to make its research funding payments, Cambridge NeuroScience loans CNPI, interest-free, all amounts necessary to enable CNPI to make such payments. Such debt will be convertible into securities of CNPI under certain circumstances in accordance with the stockholders' rights agreement. The Company has guaranteed CNPI's obligations with respect to the collaboration, including CNPI's financial obligations. CNPI has a three-year option to acquire an exclusive royalty-bearing license to intellectual property developed in the field of research under the collaboration. Expenses relating to this agreement included in research and development expense totaled $1.4 million in 1998 and 1997 and $51,000 in 1996. The agreement is generally subject to termination upon 60 days' prior written notice of an uncured material breach.

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Creative Biomolecules, Inc. On December 31, 1998, the Company entered into a technology licensing agreement with Creative Biomolecules, Inc. ("CBMI") whereby CBMI has acquired the exclusive rights to GDF-1 in exchange for an up front cash payment and future royalties on product sales. Either party may terminate this agreement upon a material breach which is not cured within 60 days of written notice of such breach.

NOTE I - COMMITMENTS

         The Company leases its office and research facilities under the terms of an agreement, which expires July 2000. The agreement contains an option to extend the lease for an additional five-year period. Under the terms of this lease, the Company pays the property taxes, insurance, maintenance, and expenses related to the leased property. Rent expense relating to this lease was approximately $1.3 million in the year ended December 31, 1998 and approximately $1.1 million in each of the years ended December 31, 1997 and 1996.

         In June 1998, the Company entered into an agreement with a third party to sub-lease approximately half of its office and laboratory facilities. Under the terms of the sub-lease agreement, which expires in July 2000, the sub-lessee pays a pro-rata amount of the insurance, maintenance, utilities and other operating expenses relating to the facilities in addition to a minimum base rent amount. Offsetting, in part, rent expense in 1998, the Company received $392,000 in minimum sub-lease rentals pursuant to this agreement.

Minimum future obligations and rentals under the terms of the facilities lease and sub-lease agreement are (in thousands):

                          Future         Future
                       Minimum Lease    Minimum
                        Obligations     Rentals
                       -------------    -------
          1999          $1,129          $   864
          2000             658              504
                        ======          =======
          Total         $1,787          $ 1,368
                        ======          =======

         In connection primarily with the Company's guarantee of the obligations of its majority-owned subsidiary, CNPI (see Note H), the Company has total non-cancelable commitments of approximately $700,000 at December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: March 19, 1999    CAMBRIDGE NEUROSCIENCE, INC.

                                 By:  /s/ HARRY W. WILCOX
                                      ------------------------------------------
                                      Harry W. Wilcox, III
                                      President and Chief Executive Officer

                                 By:  /s/ GLENN A. SHANE
                                      ------------------------------------------
                                      Glenn A. Shane
                                      Principal Accounting Officer

                                POWER OF ATTORNEY

         We, the undersigned Directors of Cambridge NeuroScience, Inc., hereby severally constitute and appoint Robert N. McBurney, Harry W. Wilcox, III and William T. Whelan and each of them singly, our true and lawful attorneys-in-fact, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, the Annual Report on Form 10-K of Cambridge NeuroScience, Inc., for fiscal year 1998, and any and all amendments thereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

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

         WITNESS our hands on the dates set forth below:

         SIGNATURE             TITLE                              DATE
         ---------             -----                              ----

/s/ HARRY W. WILCOX            President, Principal               March 19, 1999
--------------------------     Executive Officer and Director
Harry W. Wilcox, III

/s/ NANCY S. AMER              Director                           March 19, 1999
--------------------------
Nancy S. Amer

/s/ BURKHARD BLANK             Director                           March 19, 1999
--------------------------
Burkhard Blank

/s/ Ira A. Jackson
--------------------------     Director                           March 19, 1999
Ira A. Jackson

/s/ JOSEPH B. MARTIN           Director                           March 19, 1999
--------------------------
Joseph B. Martin

/s/ PAUL C. O'BRIEN            Director                           March 19, 1999
--------------------------
Paul C. O'Brien

                                  EXHIBIT INDEX

NUMBER                             DESCRIPTION
------                             -----------

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

10.12* 1992 Director Stock Option Plan, as amended. Filed as exhibit 10.12 to the Annual Report on Form 10-K for the period ended December 31, 1997, as filed with the Commission on March 30, 1998, and incorporated herein by reference.

10.13 Lease for One Kendall Square dated July 16, 1992 between the Company and the Trustees of Old Kendall Realty Trust and addendum dated as of September 22, 1992 (the "Lease"). Filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1992, as filed with the Commission on March 28, 1993, and incorporated herein by reference. Addendum dated September 22, 1993, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1993, as filed with the Commission on February 14, 1994, and incorporated herein by reference. Addendum dated March 11, 1996, as filed with the Commission on March 24, 1997, and incorporated herein by reference. Addendum dated June 17, 1997, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the period ended December 31, 1997, as filed with the Commission on March 30, 1998 and incorporated herein by reference.

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

10.25* Compensatory arrangement with certain executive officers and other members of management. Filed as Exhibit 10.25 to the Annual Report on Form 10-K for the period ended December 31, 1997, filed with the Commission on March 30, 1998 and incorporated herein by reference.

10.26 Termination agreement, dated November 4, 1998, between the Company and Boehringer Ingelheim International, GmbH. Filed as exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Commission on November 12, 1998, and incorporated herein by reference.

10.27+ Research Collaboration and License Agreement dated as of December 23, 1998 between the Company and Bayer AG. Filed herewith.

21.1     Subsidiaries of the Company. Filed herewith.

23.1     Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1     Powers of Attorney. Contained on signature page hereto.

27.1 Financial Data Schedule for the year ended December 31, 1998 (for electronic filing only).

99.1     Important Factors Regarding Forward-Looking Statements. Filed herewith.

___________________
     * Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.
     + Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.