Form 10-Q
period 1999-03-31
CAMBRIDGE NEUROSCIENCE INC
filed 1999-05-12
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: MARCH 31, 1999                    Commission File No. 0-19193



                          CAMBRIDGE NEUROSCIENCE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                             13-3319074
         --------                                             ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)



                        ONE KENDALL SQUARE, BUILDING 700
                               CAMBRIDGE, MA 02139
                        --------------------------------
           (Address of principal executive offices including zip code)


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

At April 30, 1999, 18,099,785 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX
                                      -----

                                                                                           PAGE
PART I - FINANCIAL INFORMATION                                                            NUMBER
------------------------------                                                            ------

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
        at March 31, 1999 and December 31, 1998                                              3

     Condensed Consolidated Statements of Operations for the
        three months ended March 31, 1999 and 1998                                           4

     Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 1999 and 1998                                   5

     Notes to Condensed Consolidated Financial Statements                                  6 - 7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     7 - 12

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                         12

PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                   13

SIGNATURES                                                                                  14


                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                           MARCH 31,            DECEMBER 31,
                                                             1999                  1998
                                                           ---------            ------------
                          Assets                          (Unaudited)              (Note)

Current Assets
    Cash and cash equivalents                              $   5,004             $  4,863
    Marketable securities                                      7,264                7,037
    Receivables from collaboration agreements                    212                2,080
    Prepaid expenses and other current assets                    885                1,260
                                                           ---------             --------
Total Current Assets                                          13,365               15,240

Equipment, Furniture and Fixtures, net                           329                  377
                                                           ---------             --------

Total Assets                                               $  13,694             $ 15,617
                                                           =========             ========


           Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable and accrued expenses                  $     962             $  1,637
    Research and development advances                              -                  250
                                                           ---------             --------
Total Current Liabilities                                        962                1,887

Stockholders' Equity
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                               -                    -
    Common stock, par value $.001, 30,000
      shares authorized; 18,100 shares issued
      and outstanding at March 31, 1999;
      18,085 at December 31, 1998                                 18                   18
    Additional paid-in capital                               120,096              120,088
    Accumulated deficit                                     (107,382)            (106,376)
                                                           ---------             --------
Total Stockholders' Equity                                    12,732               13,730
                                                           ---------             --------

Total Liabilities and Stockholder' Equity                  $  13,694             $ 15,617
                                                           =========             ========




Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------------------
                                                                      1999                     1998
                                                                 ----------------        -----------------

Revenues
     Research and development                                       $   382                  $   301

Operating expenses
     Research and development                                         1,239                    2,332
     General and administrative                                         319                      513
     Restructuring cost                                                  --                      921
                                                                     ------                  -------
                                                                      1,558                    3,766
                                                                     ------                  -------

Loss from operations                                                 (1,176)                  (3,465)
Interest income                                                         170                      521
                                                                     ------                  -------
Net loss                                                            $(1,006)                 $(2,944)
                                                                    =======                  =======
Basic and diluted net loss per common share                         $ (0.06)                 $ (0.16)
                                                                    =======                  =======

Shares used in computing basic and diluted net
 loss per share                                                      18,100                   17,891
                                                                    =======                  =======





          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------------------
                                                                      1999                    1998
                                                                 ----------------        -----------------

Operating Activities
    Net loss                                                           $(1,006)                $(2,944)
    Items not requiring cash:
     Depreciation and amortization                                          48                      93
     Common stock issued pursuant to an
      Employee benefit plan                                                 --                      53
                                                                       -------                 -------
                                                                          (958)                 (2,798)

Changes in current assets and liabilities:
     Receivables from collaboration agreements                           1,868                      --
     Prepaid expenses and other current assets                             375                     902
     Accounts payable and accrued expenses                                (675)                   (581)
     Research and development advances                                    (250)                   (250)
                                                                       -------                 -------
                                                                         1,318                      71
                                                                       -------                 -------
      Cash provided by (used for) operating activities                     360                  (2,727)

Investing Activities
     Purchases of marketable securities                                 (1,840)                 (4,977)
     Sales of marketable securities                                      1,613                  25,538
     Purchases of equipment, furniture and
      Fixtures, net of disposals                                            --                     (10)
                                                                       -------                 -------
      Cash (used for) provided by investing activities                    (227)                 20,551

Financing Activities
     Sale of common stock                                                    8                      38
                                                                       -------                 -------

      Cash provided by financing activities                                  8                      38

Net Increase in Cash and Cash Equivalents                                  141                  17,862

Cash and Cash Equivalents at beginning of period                         4,863                  12,020
                                                                       -------                 -------
Cash and Cash Equivalents at end of period                             $ 5,004                 $29,882
                                                                       =======                 =======



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

       The consolidated financial statements presented as of December 31, 1998 are derived from the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

       Cambridge NeuroScience, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of proprietary pharmaceuticals to prevent or treat severe disorders of, or injuries to, the nervous system.

2.     BASIC AND DILUTED NET LOSS PER SHARE

       Net loss per share is based on the weighted-average number of common shares outstanding during each of the periods presented. Due to the fact that the Company continues to be in a net loss position, common equivalent shares from stock options are excluded as their effect is antidilutive.

3.     RESEARCH AND DEVELOPMENT REVENUE

       The Company recognizes research and development revenue as earned and such revenue represents reimbursement of the Company's expenditures pursuant to the terms of its collaboration and license agreements and government grants. Research and development revenue is defined as earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met; the amounts are not refundable irrespective of whether the research efforts are successful; and, the Company is not obligated to meet future milestones. Revenue from government grants is recorded as earned based on performance requirements of each respective grant. Expenses relating to collaboration and license agreements and to the performance of government grants are recorded as research and development expenses. Cash received in advance of research and development performed pursuant to the Company's research and development agreements is designated as research and development advances and is included in current liabilities.

       In November 1996, the Company entered into a collaboration agreement with Allergan, Inc. ("Allergan") for the development of treatments for ophthalmic disorders, including glaucoma. Pursuant to this agreement, Allergan is providing $3.0 million in research funding over a three year period through November 1999.

       In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant human Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis. In exchange for exclusive worldwide

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


manufacturing and marketing rights to the compound, the Company received an upfront licensing fee of $1.0 million, which was recognized as revenue in 1998, and will receive reimbursement for costs relating to a research protocol covered by the agreement of up to $1.0 million, of which $580,000 was recognized as revenue in 1998 and $132,000 has been recognized as revenue in the first quarter of 1999.

4.     NEW ACCOUNTING PRINCIPLE

       In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging ("FAS 133"), which is effective for fiscal years beginning after June 15, 1999. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

       Research and development revenues in the three months ended March 31, 1999 increased by $81,000 compared to the first quarter of 1998. This increase was due to revenue earned under a collaboration with Bayer, which was entered into in December 1998, partially offset by the absence of revenue under federally funded research grants.

       Revenue for the first quarter of 1999 was comprised of $132,000 under the Bayer collaboration, and $250,000 under the Allergan collaboration. The Allergan revenue earned is comparable with that in the first quarter of 1998.

Operating Expenses

       Total operating expenses in the first three months of 1999 decreased by $2.2 million compared to the same period in 1998, a decrease of 59%. This decrease was the result of a corporate restructuring and related workforce reduction in March 1998. During the first quarter of 1998, the Company employed 60 full-time employees. As of March 31, 1999, the Company employed 17 full-time employees. Total operating expenses in the first quarter of 1998 included $921,000 of restructuring costs, consisting primarily of severance and related benefits relating to the reduction in workforce.

       Research and development and General and administrative expenses decreased by $1.1 million and $194,000, respectively, from the first quarter of last year. These decreases resulted primarily from the restructuring and workforce reduction described above.

Interest Income

       Interest income for the quarter ended March 31, 1999 was lower by $351,000 than that in the same period in 1998, as a result of lower cash, cash equivalents and marketable securities available for investment, due primarily to a dividend payment of $17.9 million to shareholders in April 1998 and cash used for operating purposes.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net Loss Per Share

       For the quarter ended March 31, 1999, the Company had a net loss of $1.0 million or $0.06 per share, compared to a net loss of $2.9 million or $0.16 per share in the same period in 1998. The decrease in net loss and net loss per share reflects a decrease in operating expenses, partially offset by a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $12.3 million, compared to $11.9 million at December 31, 1998, an increase of $400,000. The increase was the result of receipts of $2,000,000, primarily from the Bayer agreement, partially offset by primarily the net loss of $1.0 million and a decrease of $675,000 in Accounts payable and accrued expenses during the first quarter of 1999.

       In December 1998, the Company and Bayer entered into an agreement whereby Bayer licensed the development and manufacturing rights to GGF2, for the treatment of multiple sclerosis and peripheral neuropathies. In exchange, the Company received a $1.0 million license fee in January 1999, and will receive up to $1.0 million for reimbursement of costs under a research protocol covered by the agreement. To-date, the Company has received $500,000 of this $1.0 million and anticipates receiving the remaining $500,000 during 1999. The Company also may receive up to $24 million in milestone payments. However, there can be no assurance as to when or if any milestones will be achieved. Under terms of the agreement, Bayer is responsible for the manufacture and development of GGF2, and all costs associated therewith. Bayer may terminate this agreement at any time upon 120 days written notice.

       Pursuant to a collaborative agreement with Allergan, the Company is to receive up to $1.0 million per year in research funding through November 1999. Through March 31, 1999, the Company has received $2.4 million pursuant to this funding arrangement, of which $250,000 was recognized as revenue in the first quarter of 1999. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate this agreement upon six months prior written notice.

       In December 1996, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. (CNPI), to pursue the development of treatments for Alzheimer's disease and other neurological disorders. CNPI entered into a collaboration agreement with the J. David Gladstone Institutes (Gladstone). Pursuant to this collaboration, Gladstone is conducting a research program over a three year period for which CNPI is providing $1.25 million in funding per year through December 1999. The Company owns 80% of the outstanding stock of CNPI and has guaranteed CNPI's obligations with respect to its collaboration with Gladstone. To date, the minority shareholders have not made equity investments in CNPI. As a result, the entire net loss of CNPI has been attributed to the Company.

       During the first quarter of 1999, the Company and two leading stroke research groups designed a new Phase III clinical trial for aptiganel, the Company's lead stroke candidate, focused on a subset of the

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


stroke patient population. The Company is pursuing opportunities for funding further development of aptiganel, including corporate collaborations and/or government funding. Further development of aptiganel may require substantial expenditures by the Company, and require the Company to reduce spending on its other research programs. There can be no assurance that further development of aptiganel will occur or that funding for such development will be available or sufficient to complete such development.

       The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets or a merger with another company.

       The Company believes that its cash, cash equivalents and marketable securities as of March 31, 1999 will be sufficient to maintain operations into 2000.

YEAR 2000 PROBLEM

       The Company is aware of the issues that many computer systems will face as the year 2000 approaches. These issues are the result of computer programs having been written using two digits rather than four digits to define the applicable year. Any computer hardware and software that have time-sensitive operating data may recognize a date of "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations.

State of Readiness

       The following paragraphs describe the Company's state of readiness relating to the year 2000 issue. This includes the Company's formal plan for addressing the issue, a review of progress made to date, and the estimated dates for completion of each phase of the plan.

       The terminology "In-house Systems", will be used in the discussion, and is defined as the Company's: i.) computer hardware and software, ii.) computer-aided laboratory equipment, and iii.) computer-aided office equipment, including telephones and security. All of these items were purchased from third party manufacturers or suppliers. The Company has no internally manufactured or developed computers or computer-related hardware or software.

       The Company's evaluation of the year 2000 issue covers both: i.) In-house Systems, and ii.) service providers. The Company's plan with respect to its In-house Systems is comprised of three phases: inventory and assessment; remediation; and testing and implementation.

Inventory and Assessment:

       The inventory and assessment phase of this process involves the identification of all of the Company's In-house Systems and determining which of them may be impacted by the year 2000 problem and require repair, upgrade or replacement. This entails performing initial tests of each component of hardware and software and/or asking manufacturers of such components whether their systems are currently year 2000 compliant or whether they require modification to become compliant.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

       As of March 31, 1999, the Company had completed approximately 95% of its inventory and assessment. The Company has completed the inventory and assessment of its personal and network computers, its general operating software, its accounting and administrative software, and its computer-aided office equipment and systems. The Company has completed an inventory and has essentially completed the assessment of its laboratory equipment. The inventory and assessment of all systems is expected to be completed by May 31, 1999.

       Based on the results of the inventory and assessment, approximately half of the Company's laboratory equipment is not expected to be affected by the year 2000 problem. The majority of the Company's personal and network computers and operating systems did require minor repair or upgrade in order to become compliant, and certain of the Company's office equipment and administrative software also required upgrade.

Remediation:

       Remediation entails repairing, upgrading or replacing equipment or software that is not compliant. Remediation of all personal and network computers and operating systems has been completed. Remediation of non-compliant laboratory equipment, office systems, and administrative software is approximately 75% complete, and is scheduled to be completed by June 30, 1999.

Testing and Implementation:

       This will include testing all repaired, replaced and new In-house Systems to determine that they are working properly and adequately address the year 2000 issues identified. All personal and network computers and operating systems have been tested and are deemed compliant. The Company expects to complete this phase of its year 2000 plan and have all systems fully operational by September 1999.

Third-Party Service Providers:

       The Company's major service providers that may be impacted by the year 2000 issue are as follows: i.) banks and financial institutions, ii.) administrative services such as transfer agent and payroll agent, iii.) utility services such as electricity, heat, water and phone, and iv.) external research and development services.

       To evaluate the readiness of its third-party service providers, the Company has contacted and reviewed written literature from each provider to ascertain whether the services they provide are at risk of being non-compliant, whether the providers are addressing this issue and what their plans are for resolving any issues. To date, the Company has completed the assessment of approximately 90% of its third-party service providers, but is still awaiting letters of compliance from some. The Company is monitoring the progress of each service provider. The identification of alternative vendors of services is being considered in the course of this process and in the development and implementation of a contingency plan.

Costs

       Based on the assessment to date of existing systems, the Company does not expect to incur material costs to evaluate and resolve any year 2000 problems. The Company may contract with outside

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

consultants at various times during this process to ensure the timely completion of the project. The Company expects to upgrade or replace certain systems supporting the administrative functions and facilities and may have to replace some of the software or equipment used in its research operations. Based on information available at this time, the Company estimates that it will spend between $25,000 and $50,000 to complete the process of resolving the year 2000 problem. These expenditures will be funded from existing cash resources and will not have a material impact on the amount of funds available for other operating purposes. The Company has not incurred material outside costs to date related to repairing, upgrading or replacing equipment to become compliant. The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the availability and cost of consultants and the extent and difficulty of the remediation and other work to be done.

Risks

       In the event that the Company does not complete any additional tasks relating to the year 2000 issue, the Company may experience interruptions or inaccuracies in the processing of financial information. The Company's accounting software is not currently year 2000 compliant. The Company has scheduled an upgrade of this software for the second quarter of 1999, at a minimal cost to the Company. The Company would have to rely on manual and less efficient means of accumulating and recording data and would experience delays in processing financial data. In the event that no further progress is made on the remediation of any year 2000 problems, the Company may experience interruptions in the processing of certain data generated by the Company's research activities. The Company is aware of certain pieces of computer-aided research and discovery equipment that are not compliant, which could cause the Company to revert to manual laboratory testing procedures and/or outsourcing for these services. In certain instances, non-compliant versions of office software have been noted to be in use. The upgrade of such software, at minimal cost to the Company, will be completed as part of the remediation phase of this project

       The Company expects to have completed all phases of this project before the end of 1999 and does not believe that the existence of significant unresolved year 2000 problems will result in the prolonged and material interruption of its daily operations, including the conduct of its research and development activities. However, there can be no assurance that the Company will complete the remediation of any year 2000 problems on a timely basis or that any unresolved problems would not have an adverse impact on the Company's ability to continue operations and fulfill its obligations pursuant to research and development collaboration agreements.

       The Company has certain relationships with third parties, including utility providers, financial institutions, vendors and other service providers. The Company believes that with the exception of its utility providers, its relationships with vendors and service providers are not exclusive or material. Consequently, the Company believes that, in the event of a failure on the part of these third parties to become year 2000 compliant on a timely basis, the Company would be able to continue to maintain operations, including the conduct of most of its research and development activities, utilizing alternative vendors where necessary. An interruption of the Company's utility services could materially affect the Company's research, development and administrative operations until such time that those utility services are resumed. There can be no assurance that any third-party service provider engaged by the

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

       The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties relating to the Company's product candidates; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of all of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; technical risks associated with the development of new products; the competitive environment of the biotechnology and pharmaceutical industries, and the Company's ability to resolve potential year 2000 problems on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The information required by Item 3 is not provided as the disclosure requirements are not applicable to the Company pursuant to Item 305(e) of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

         27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1999 (for electronic filing only)

           (b)    Reports on Form 8-K

         January 21, 1999: News release announcing the Company's delisting from the Nasdaq National Market, and concurrent listing on the Over-the-Counter Bulletin Board (OTCBB).

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAMBRIDGE NEUROSCIENCE, INC.



Date MAY 12, 1999                   /S/ HARRY W. WILCOX, III
     ------------                   --------------------------------------------
                                        Harry W. Wilcox, III
                                        President and Chief Executive Officer
                                        (Principal Executive Officer;
                                         Acting Principal Financial Officer)

Date MAY 12, 1999                   /S/ GLENN A. SHANE
     ------------                   --------------------------------------------
                                        Glenn A. Shane
                                        (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX




EXHIBIT
 NUMBER                                      DESCRIPTION
-------                                      -----------

 27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 1999 (for electronic filing only)