Form 10-Q
period 1999-06-30
CAMBRIDGE NEUROSCIENCE INC
filed 1999-08-10
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended: JUNE 30, 1999     Commission File No. 0-19193



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

At July 31, 1999, 18,135,964 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX


                                                                          PAGE
PART I - FINANCIAL INFORMATION                                           NUMBER
------------------------------                                           ------

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
        At June 30, 1999 and December 31, 1998                            3

     Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 1999 and 1998               4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1999 and 1998                   6

     Notes to Condensed Consolidated Financial Statements               7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8 - 14

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      14


PART II - OTHER INFORMATION
---------------------------

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURES                                                               16

EXHIBIT INDEX                                                            17

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                      June 30,     December 31,
                                                       1999            1998
                                                     ---------     ------------
                  ASSETS                            (Unaudited)       (Note)

Current Assets
  Cash and cash equivalents                          $   3,771      $   4,863
  Marketable securities                                  7,042          7,037
  Receivables from collaboration agreements                174          2,080
  Prepaid expenses and other current assets              1,314          1,260
                                                     ---------      ---------
Total Current Assets                                    12,301         15,240

Equipment, Furniture and Fixtures, net                     290            377
                                                     ---------      ---------
Total Assets                                         $  12,591      $  15,617
                                                     =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses              $     719      $   1,637
  Research and development advances                         --            250
                                                     ---------      ---------
Total Current Liabilities                                  719          1,887

Stockholders' Equity
  Preferred stock, par value $.01, 10,000
    shares authorized; none issued                          --             --
  Common stock, par value $.001, 30,000
    shares authorized; 18,136 shares issued
    and outstanding at June 30, 1999;
    18,085 at December 31, 1998                             18             18
  Additional paid-in capital                           120,119        120,088
  Accumulated deficit                                 (108,265)      (106,376)
                                                     ---------      ---------
Total Stockholders' Equity                              11,872         13,730
                                                     ---------      ---------
Total Liabilities and Stockholders' Equity           $  12,591      $  15,617
                                                     =========      =========


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

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three months ended June 30,
                                                ---------------------------
                                                     1999         1998
                                                   -------      -------
Revenues
  Research and development                         $   490      $   250

Operating expenses
  Research and development                           1,195        1,585
  General and administrative                           314          426
                                                   -------      -------
                                                     1,509        2,011
                                                   -------      -------
Loss from operations                                (1,019)      (1,761)
Interest income                                        136          265
                                                   -------      -------
Net loss                                           $  (883)     $(1,496)
                                                   =======      =======

Basic and diluted net loss per share               $ (0.05)     $ (0.08)
                                                   =======      =======
Shares used in computing basic and diluted
  net loss per share                                18,100       17,924
                                                   =======      =======




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                Six months ended June 30,
                                                -------------------------
                                                    1999         1998
                                                  -------      -------
Revenues
  Research and development                        $   872      $   551

Operating expenses
  Research and development                          2,434        3,917
  General and administrative                          633          939
  Restructuring cost                                   --          921
                                                  -------      -------
                                                    3,067        5,777
                                                  -------      -------
Loss from operations                               (2,195)      (5,226)
Interest income                                       306          786
                                                  -------      -------
Net loss                                          $(1,889)     $(4,440)
                                                  =======      =======

Basic and diluted net loss per share              $ (0.10)     $ (0.25)
                                                  =======      =======

Shares used in computing basic and diluted
  net loss per share                               18,100       17,907
                                                  =======      =======



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      Six months ended June 30,
                                                      -------------------------
                                                          1999          1998
                                                        -------      --------
Operating Activities
  Net loss                                              $(1,889)     $ (4,440)
  Items not requiring cash:
    Depreciation and amortization                            96           185
    Common stock issued pursuant to an
      employee benefit plan                                  --           103
                                                        -------      --------
                                                         (1,793)       (4,152)
  Changes in current assets and liabilities:
    Receivables from collaboration agreements             1,906
    Prepaid expenses and other current assets               (54)          511
    Accounts payable and accrued expenses                  (918)       (1,290)
    Research and development advances                      (250)         (250)
                                                        -------      --------
                                                            684        (1,029)
                                                        -------      --------
      Cash used for operating activities                 (1,109)       (5,181)

Investing Activities
  Purchases of marketable securities                     (3,782)       (8,996)
  Sales of marketable securities                          3,777        30,539
  Purchase of equipment, furniture and
    fixtures, net of disposals                               (9)          (11)
                                                        -------      --------
      Cash (used for) provided by investing
        activities                                          (14)       21,532

Financing Activities
  Sale of common stock                                       31            38
  Dividend                                                   --       (17,907)
                                                        -------      --------
      Cash provided by (used for) financing
        activities                                           31       (17,869)

Net Increase in Cash and Cash Equivalents                (1,092)       (1,518)

Cash and Cash Equivalents at beginning of period          4,863        12,020
                                                        -------      --------
Cash and Cash Equivalents at end of period              $ 3,771      $ 10,502
                                                        =======      ========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

     The condensed consolidated financial statements presented as of December 31, 1998 are derived from the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K (file number 0-19193).

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

3.   RESEARCH AND DEVELOPMENT REVENUE

     The Company recognizes research and development revenue as earned and such revenue represents reimbursement of the Company's expenditures pursuant to the terms of its collaboration and license agreements and government grants. Research and development revenue meets the criteria of being earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met; cash received or receivable is not refundable irrespective of whether the research efforts are successful; and the Company is not obligated to meet future milestones. Revenue from government grants is recorded as earned based on the performance requirements of each respective grant. Expenses relating to collaboration and license agreements and to the performance of government grants are recorded as research and development expenses. Cash received in advance of research and development performed pursuant to the Company's research and development agreements is designated as research and development advances and is included in current liabilities.

     In November 1996, the Company entered into a collaboration agreement with Allergan, Inc. ("Allergan") for the development of treatments for ophthalmic disorders, including glaucoma. Pursuant to this agreement, Allergan is providing $3.0 million in research funding over a three year period through November 1999.

     In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant human Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis. The Company received an upfront licensing fee

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of $1.0 million and will receive an additional $1.0 million in reimbursements for research expenses incurred relating to a research protocol covered by the agreement. As of June 30, 1999, the Company has received $777,000 of this research reimbursement.

4.   NEW ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

     Research and development revenues in the three months ended June 30, 1999 increased by $240,000 compared to the same quarter of 1998. This increase was due to revenue earned under the collaboration with Bayer, which was entered into in December 1998. Total revenue in the second quarter of 1999 was comprised of the Bayer revenue and $250,000 under the Allergan collaboration. The Allergan revenue is comparable with the amount earned in the second quarter of last year.

Operating Expenses

     Total operating expenses in the three months ended June 30, 1999 decreased by $502,000 compared to the same period in 1998, a decrease of 25%. This was primarily due to a restructuring implemented in the first half of 1998 to focus resources on programs funded by collaborative partners. The restructuring resulted in reduced payroll, facilities and external research costs. During the second quarter of 1999, the Company averaged 17 full-time employees, approximately 29% lower than a year ago.

     Research and development expenses decreased by $390,000, and general and administrative expenses decreased by $112,000 as compared to last year's second quarter. These decreases were a result of the restructuring described above and attrition.

Interest Income

     Interest income for the quarter ended June 30, 1999 was lower by $129,000 than that in the same period in 1998, as a result of lower cash, cash equivalents and marketable securities available for investment, due primarily to a dividend payment of $17.9 million to shareholders in April 1998 and cash used for operating purposes.

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net Loss Per Share

     For the quarter ended June 30, 1999, the Company's net loss and net loss per share were approximately 40% lower than in the same period last year, as a result of higher research and development revenue and lower operating expenses, both as described earlier.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

     In the six months ended June 30, 1999, the Company's research and development revenues increased by $321,000 as compared to the same period in 1998, an increase of 58%. This increase was due to revenue earned under the Bayer collaboration totaling $372,000 during the first six months of 1999. Revenues in the first half of 1999 and 1998 included $500,000 under the Allergan collaboration. During the first half of last year, the Company also had a Small Business Innovation Research Grant, accounting for $50,000 in revenue.

Operating Expenses

     In the first half of 1999, the Company's total operating expenses decreased by $2.7 million, or 47% as compared to the same period of last year. Research and development expenses decreased by $1.5 million or 38%, and general and administrative expenses decreased by $306,000 or 33% as compared to the same period of last year. These decreases were attributable primarily to lower payroll, facilities and external research costs as a result of a restructuring program implemented during the first half of 1998. In addition the 1998 period included $921,000 of restructuring charges relating to severance costs.

Interest Income

     Interest income decreased by $480,000, or 61%, compared to the same period in 1998. This decrease was a result of the decrease in cash available for investment following the payment of a dividend totaling $17.9 million in April 1998 and cash used for operating activities.

Net Loss Per Share

     In the first half of 1999, the Company's net loss per share was 60% lower than that of a year ago. This decrease in net loss per share was the result of higher research and development revenues and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash, cash equivalents and marketable securities of $10.8 million, compared to $11.9 million at December 31, 1998, a decrease of $1.1 million. The decrease was the result primarily of net cash used for operating activities.

     In December 1998, the Company and Bayer entered into an agreement whereby Bayer licensed the development and manufacturing rights to GGF2 for the treatment of multiple sclerosis and peripheral neuropathies. In exchange, the Company received a $1.0 million license fee in January 1999, and will

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


receive up to $1.0 million for reimbursement of costs under a research protocol covered by the agreement. Through June 30, 1999, the Company has received $777,000 of this $1.0 million and anticipates receiving the remaining $223,000 during the balance of 1999. The Company may also receive up to $24.0 million in milestone payments. However, there can be no assurance as to when or if any milestones will be achieved. Under terms of the agreement, Bayer is responsible for the manufacture and development of GGF2, and all costs associated therewith. Bayer may terminate this agreement at any time upon 120 days written notice.

     Pursuant to a collaborative agreement with Allergan, the Company is to receive a total of $3.0 million in research funding, $1.0 million per year, through November 1999. Through June 30, 1999, the Company has received $2.6 million of the total $3.0 million, and expects to receive the remaining $400,000 during the second half of 1999. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate this agreement upon six months prior written notice.

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

     During the first quarter of 1999, the Company and two outside stroke research groups designed a new phase III clinical trial for aptiganel, the Company's lead stroke candidate, focused on a subset of the stroke patient population. In addition, the two outside stroke researchers collaborated on a grant application to the National Institutes of Health to fund this new phase III study. Based on preliminary feedback received by the outside researchers, the grant will not be funded. As a result, the Company is continuing to explore other funding opportunities for the further development of aptiganel. Further development of aptiganel may require substantial expenditures by the Company, and require the Company to reduce spending on its other research programs. There can be no assurance that further development of aptiganel will occur or that funding for such development will be available or sufficient to complete such development.

     The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets or a merger with another company.

     The Company believes that its cash, cash equivalents and marketable securities as of June 30, 1999 will be sufficient to maintain operations through 2000.

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

State of Readiness

     The following paragraphs describe the Company's state of readiness relating to the year 2000 issue, including the Company's formal plan for addressing the issue, a review of progress made to date, and the estimated dates for completion of each phase of the plan.

     The phrase "In-house Systems" will be used in the discussion, and is defined as the Company's: i.) computer hardware and software, ii.) computer-aided laboratory equipment, and iii.) computer-aided office equipment, including telephones and security systems. All of these items were purchased from third-party manufacturers or suppliers. The Company has no internally manufactured or developed computers or computer-related hardware or software.

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

     As of June 30, 1999, the Company had completed approximately 95% of its inventory and assessment. The Company has completed the inventory and assessment of its personal and network computers, its general operating software, its accounting and administrative software, and its computer-aided office equipment and systems. The Company has completed an inventory and has essentially completed the assessment of its laboratory equipment, and is awaiting feedback from manufacturers on two pieces of laboratory equipment. The inventory and assessment of all systems is expected to be completed by August 15, 1999.

Remediation:

     Remediation entails repairing, upgrading or replacing equipment or software that is not compliant. Based on the results of the inventory and assessment, approximately half of the Company's laboratory equipment needed repair or modification. The majority of the Company's personal and network computers and operating systems also required minor repair or upgrade in order to become compliant, as did certain of the Company's office equipment and administrative software. Remediation of all personal

                          CAMBRIDGE NEUROSCIENCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


and network computers and operating systems has been completed. Remediation of non-compliant laboratory equipment, office systems, and administrative software is approximately 90% complete, and is scheduled to be completed by August 31, 1999.

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

Third-Party Service Providers:

     The Company's major service providers that may be impacted by the year 2000 issue are as follows: i.) banks and financial institutions, ii.) administrative services such as transfer agent and payroll agent, iii.) utility services such as electricity, heat, water and telephone, and iv.) external research and development services.

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

     The Company has certain relationships with third parties, including utility providers, financial institutions, vendors and other service providers. The Company believes that with the exception of its utility providers, its relationships with vendors and service providers are not exclusive or material. Consequently, the Company believes that, in the event of a failure on the part of these third parties to become year 2000 compliant on a timely basis, the Company would be able to continue to maintain operations, including the conduct of most of its research and development activities, utilizing alternative vendors where necessary. An interruption of the Company's utility services could materially affect the Company's research, development and administrative operations until such time that those utility services are resumed. There can be no assurance that any third-party service provider engaged by the Company will achieve year 2000 compliance on a timely basis, or that any lack of compliance on the part of such provider will not materially affect the Company's operations. The identification of alternative vendors of services and supplies will be considered in the course of this process and in the development and implementation of a contingency plan.

Contingency plan

     The Company has developed a contingency plan to address what it believes is the major risk associated with the year 2000 problem, the failure of electrical power to the Company's facility. In regards thereto, the Company has developed an emergency response plan to ensure the Company's In-house systems are safeguarded against data loss or malfunction and that any freezers containing key research material do not fail. The Company has an emergency generator powered by natural gas which will be available should there be a temporary electrical power outage. As long as any potential electrical power outage is temporary, the Company's operations should not be materially affected. If the outage is other than temporary, in all likelihood the Company will be unable to resume research activities until such power is restored.

     The Company is in the process of establishing contingency plans to identify alternative research testing methods, recordkeeping and third-party services in the event of other potential year 2000 problems. The Company expects to have established this plan, to the extent deemed necessary, before the end of 1999.

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

                          CAMBRIDGE NEUROSCIENCE, INC.

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of stockholders held on Wednesday, June 3, 1999, the following individuals were elected directors of the Company:


                                                     Votes
                      --------------------------------------------------------- ---------------------
            Nominees                For            Against         Abstentions       Broker Non-Votes
            --------                ---            -------         -----------       ----------------
       Nancy S. Amer         12,045,440            123,971                   0              2,840,671
      Burkhard Blank         11,971,990            197,421                   0              2,840,671
      Ira A. Jackson         11,954,618            214,793                   0              2,840,671
    Joseph B. Martin         11,776,580            392,831                   0              2,840,671
     Paul C. O'Brien         11,765,358            404,053                   0              2,840,671
Harry W. Wilcox, III         11,984,140            185,271                   0              2,840,671


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        3.1  Amended and restated Bylaws of the Company as of June 4, 1999

       27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 1999 (for electronic filing only)

       (b)   Reports on Form 8-K

       None.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAMBRIDGE NEUROSCIENCE, INC.



Date August 10, 1999                   /s/ Harry W. Wilcox, III
     ------------------------          --------------------------------------
                                       Harry W. Wilcox, III
                                       President and Chief Executive Officer
                                       (Principal Executive Officer;
                                        Acting Principal Financial Officer)

Date August 10, 1999                   /s/ Glenn A. Shane
     ------------------------          --------------------------------------
                                       Glenn A. Shane
                                       (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------

 3.1               Amended and restated Bylaws of the Company as of June 4, 1999

27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 1999 (for electronic filing only)