Form 10-Q
period 1999-09-30
CAMBRIDGE NEUROSCIENCE INC
filed 1999-11-10
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: SEPTEMBER 30, 1999                Commission File No. 0-19193



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X     No
                                    ---
At October 31, 1999, 18,135,964 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.


                                      INDEX
                                      -----

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                            NUMBER
------------------------------                                            ------

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
        At September 30, 1999 and December 31, 1998                         3

     Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1999 and 1998           4 - 5

     Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1999 and 1998               6

     Notes to Condensed Consolidated Financial Statements                 7 - 8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8 - 14

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         14


PART II - OTHER INFORMATION
---------------------------

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURES                                                                  16

EXHIBIT INDEX                                                               17

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                September 30,    December 31,
                                                    1999            1998
                                                 -----------     -----------
               ASSETS                            (Unaudited)       (Note)

Current Assets
  Cash and cash equivalents                       $  3,063        $  4,863
  Marketable securities                              7,272           7,037
  Receivables from collaboration agreements             48           2,080
  Prepaid expenses and other current assets            970           1,260
                                                  --------        --------
Total Current Assets                                11,353          15,240

Equipment, Furniture and Fixtures, net                 247             377
                                                  --------        --------
Total Assets                                      $ 11,600        $ 15,617
                                                  ========        ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses           $    757        $  1,637
  Research and development advances                     --             250
                                                  --------        --------
Total Current Liabilities                              757           1,887

Stockholders' Equity
  Preferred stock, par value $.01, 10,000
   shares authorized; none issued                       --              --
  Common stock, par value $.001, 30,000
   shares authorized; 18,136 shares issued
   and outstanding at September 30, 1999;
   18,085 at December 31, 1998                          18              18
  Additional paid-in capital                       120,119         120,088
  Accumulated deficit                             (109,294)       (106,376)
                                                  --------        --------
Total Stockholders' Equity                          10,843          13,730

                                                  --------        --------
Total Liabilities and Stockholders' Equity        $ 11,600        $ 15,617
                                                  ========        ========


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

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                 1999                    1998
                                                -------                 -------

Revenues
  Research and development                      $   298                 $ 1,422

Operating expenses
  Research and development                        1,228                   1,233
  General and administrative                        241                     288
                                                -------                 -------
                                                  1,469                   1,521
                                                -------                 -------
Loss from operations                             (1,171)                    (99)
Interest income                                     142                     201
                                                -------                 -------
Net (loss) income                               $(1,029)                $   102
                                                =======                 =======

Basic and diluted net (loss) income per share   $ (0.06)                $  0.01
                                                =======                 =======
Shares used in computing basic and diluted net
 (loss) income per share                         18,136                  18,022
                                                =======                 =======




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                  1999                   1998
                                                 -------                -------

Revenues
  Research and development                       $ 1,170                $ 1,973

Operating expenses
  Research and development                         3,662                  5,150
  General and administrative                         874                  1,227
  Restructuring Costs                                 --                    921
                                                 -------                -------
                                                   4,536                  7,298
                                                 -------                -------
Loss from operations                              (3,366)                (5,325)
Interest income                                      448                    987
                                                 -------                -------
Net loss                                         $(2,918)               $(4,338)
                                                 =======                =======

Basic and diluted net loss per share             $ (0.16)               $ (0.24)
                                                 =======                =======
Shares used in computing basic and diluted net
 loss per share                                   18,112                 17,945
                                                 =======                =======





    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                    1999                1998
                                                 ----------          ----------

Operating Activities
  Net loss                                         $(2,918)          $ (4,338)
  Items not requiring cash:
    Depreciation and amortization                      144                266
    Common stock issued pursuant to an
    employee benefit plan                               --                135
                                                   -------           --------
                                                    (2,774)            (3,937)
Changes in current assets and liabilities:
 Receivables from collaboration agreements           2,032                 --
 Prepaid expenses and other current assets             290                853
 Accounts payable and accrued expenses                (880)            (1,882)
 Research and development advances                    (250)            (1,422)
                                                   -------           --------
                                                     1,192             (2,451)
                                                   -------           --------
  Cash used for operating activities                (1,582)            (6,388)

Investing Activities
    Purchases of marketable securities              (5,536)           (11,878)
    Sales of marketable securities                   5,301             31,548
    Purchase of equipment, furniture and
     fixtures, net of disposals                        (14)                21
                                                   -------           --------
  Cash (used for) provided by investing activities    (249)            19,691

Financing Activities
    Sale of common stock                                31                 57
    Dividend                                            --            (17,907)
                                                   -------           --------
  Cash provided by (used for) financing activities      31            (17,850)

Net decrease in Cash and Cash Equivalents           (1,800)            (4,547)

Cash and Cash Equivalents at beginning of period     4,863             12,020
                                                   -------           --------
Cash and Cash Equivalents at end of period         $ 3,063           $  7,473
                                                   =======           ========





    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

2.     BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

       Net (loss) income per share is based on the weighted-average number of common shares outstanding during each of the periods presented. Where the operating result for a period is a net loss (all periods shown except the three months ended September 30, 1998), common equivalent shares from stock options are excluded as their effect is antidilutive. For the period which had net income, options were excluded from the per share computation as the average market price of options outstanding during the period was less than the average exercise price.

3.     RESEARCH AND DEVELOPMENT REVENUE

       Research and development revenue represents reimbursement by third parties of the Company's expenditures pursuant to the terms of collaboration and license agreements and government grants. The Company recognizes revenue when the following criteria have been met: performance obligations of the Company have been satisfied and there are no future obligations, and, cash received or receivable is not refundable irrespective of research results. Revenue from government grants is recorded based on the performance requirements of each respective grant.

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

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant human Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis. The Company received an upfront licensing fee of $1.0 million and will receive an additional $1.0 million in reimbursements for research expenses incurred relating to a research protocol covered by the agreement. As of September 30, 1999, the Company had received $952,000 of this research reimbursement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

       Research and development revenues in the three months ended September 30, 1999 decreased by $1.1 million compared to the same quarter of 1998. Total revenue in the third quarter of this year was comprised of $250,000 under the Allergan collaboration and $48,000 under the Bayer collaboration. The Allergan revenue is comparable with the amount earned in the third quarter of last year. Revenue in the third quarter of last year was comprised primarily of $1.2 million from a one-time favorable settlement of shared costs under a collaboration with Boehringer Ingelheim, which concluded during the third quarter of last year.

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Operating Expenses

       Total operating expenses in the three months ended September 30, 1999 decreased by $52,000 compared to the same period in 1998, a decrease of 3%. This decrease was primarily due to lower general and administrative expenses, by $47,000, due to employee attrition. Research and development expenses were comparable to those in the same period last year.

Interest Income

       Interest income for the quarter ended September 30, 1999 was lower by $59,000 than that in the same period in 1998, as a result of lower cash, cash equivalents and marketable securities available for investment, due to the use of cash for operating purposes.

Net (Loss) Income Per Share

       For the quarter ended September 30, 1999, the Company's net loss was approximately $1 million, as compared to net income of $102,000 in the same period last year. This difference was primarily the result of revenue earned in 1998 under a Boehringer Ingelheim collaboration which was concluded during the third quarter of last year, as described earlier.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

       In the nine months ended September 30, 1999, the Company's research and development revenues decreased by $803,000 as compared to the same period in 1998. Revenues in the first three quarters of both 1999 and 1998 included $750,000 under the Allergan agreement, and revenue this year included $420,000 under the Bayer agreement. Revenue in the nine months ended September of last year included $1.2 million relating to the collaboration with Boehringer Ingelheim which was concluded during the third quarter of last year. During the first nine months of last year, the Company also had a Small Business Innovation Research Grant, accounting for $50,000 in revenue.

Operating Expenses

       In the first three quarters of 1999, the Company's total operating expenses decreased by $2.8 million, or 38% as compared to the same period of last year. Research and development expenses decreased by $1.5 million or 29%, and general and administrative expenses decreased by $353,000 or 29% as compared to the same period of last year. These decreases were attributable primarily to lower payroll, facilities and external research costs as a result of a restructuring program implemented during the first half of 1998. In addition, the 1998 period included $921,000 of restructuring charges related to severance costs.

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Interest Income

       Interest income decreased by $539,000, or 55%, compared to the same period in 1998. This decrease was a result of the decrease in cash available for investment following the payment of a dividend totaling $17.9 million in April 1998 and cash used for operating activities.

Net Loss Per Share

       The Company's net loss per share in the first three quarters of 1999 was 33% lower than that of a year ago. This decrease in net loss per share was the result of lower operating expenses, which in 1998 included a restructuring charge, partially offset by lower research and development revenues, and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1999, the Company had cash, cash equivalents and marketable securities of $10.3 million, compared to $11.9 million at December 31, 1998, a decrease of $1.6 million. The decrease was the result primarily of net cash used for operating activities.

       In December 1998, the Company and Bayer entered into an agreement whereby Bayer licensed the Company's rights to GGF2, which is being developed to treat multiple sclerosis and peripheral neuropathies. In exchange, the Company received a $1.0 million license fee in January 1999, and will receive up to $1.0 million for reimbursement of costs under a research protocol covered by the agreement. Through September 30, 1999, the Company has received $952,000 of the $1.0 million in research funding, and anticipates receiving the remaining $48,000 during the fourth quarter of 1999. The Company may also receive up to $24.0 million in milestone payments. However, there can be no assurance as to when or if any milestones will be achieved. Under terms of the agreement, Bayer is responsible for the manufacture and development of GGF2, and all costs associated therewith. Bayer may terminate this agreement at any time upon 120 days written notice.

       Pursuant to a collaborative agreement with Allergan, the Company is to receive a total of $3.0 million in research funding, $1.0 million per year, through November 1999. Through September 30, 1999, the Company has received $2.9 million of the total $3.0 million, and expects to receive the remaining $100,000 during the fourth quarter of 1999. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate this agreement upon six months prior written notice.

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

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

       During the third quarter of 1999, the Company began preparing for phase II clinical trials of CNS 5161 for the treatment of chronic pain, and hopes to begin enrollment of patients into a phase II study by the end of 2000. Before beginning clinical trials, however, the Company must satisfactorily complete manufacturing, safety and other drug-related studies. Concurrent with the phase II development plan, the Company will continue seeking potential third-parties to share in the development and marketing of this program and the costs associated therewith. The Company is also exploring funding opportunities for aptiganel, the Company's lead program for the treatment of stroke, and does not plan to conduct additional studies of aptiganel without such funding.

       The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets or a merger with another company.

       The Company believes that its cash, cash equivalents and marketable securities as of September 30, 1999 will be sufficient to maintain operations through 2000.

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

       The phrase "In-house Systems" in this discussion refers to the Company's: i.) computer hardware and software, ii.) computer-aided laboratory equipment, and iii.) computer-aided office equipment, including telephones and security systems. All of these items were purchased from third-party manufacturers or suppliers. The Company has no internally manufactured or developed computers or computer-related hardware or software.

       The Company's evaluation of the year 2000 issue covers both: i.) In-house Systems, and ii.) service providers. The Company's plan with respect to its In-house Systems is comprised of three phases: inventory and assessment; remediation; and testing and implementation.

Inventory and Assessment:

       The inventory and assessment phase of this process involves the identification of all of the Company's In-house Systems and determining which of them may be impacted by the year 2000 problem and require repair, upgrade or replacement. This entails performing initial tests of each component of hardware and software and/or asking manufacturers of such components whether their systems are currently year 2000 compliant or whether they require modification to become compliant. As of September 30, 1999, the Company has substantially completed its inventory and assessment.

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Remediation:

       Remediation entails repairing, upgrading or replacing equipment or software that is not compliant. Based on the results of the inventory and assessment, approximately half of the Company's laboratory equipment needed repair or modification. The majority of the Company's personal and network computers and operating systems also required minor repair or upgrade in order to become compliant, as did certain of the Company's office equipment and administrative software. Remediation of all personal and network computers and operating systems has been completed. Remediation of non-compliant laboratory equipment, office systems, and administrative software is approximately 90% complete, and is scheduled to be completed during the fourth quarter of this year.

Testing and Implementation:

       This includes testing all repaired, replaced and new In-house Systems to determine that they are working properly and have addressed the year 2000 issues identified. All personal and network computers and operating systems have been tested and are deemed compliant. The Company expects to complete this phase of its year 2000 plan and have all systems fully operational during the fourth quarter of this year.

Third-Party Service Providers:

       The Company's major service providers that may be impacted by the year 2000 issue are as follows: i.) banks and financial institutions, ii.) administrative services such as transfer agent and payroll agent, iii.) utility services such as electricity, heat, water and telephone, and iv.) external research and development services.

       To evaluate the readiness of its third-party service providers, the Company has contacted and reviewed written literature from each provider to ascertain whether the services they provide are at risk of being non-compliant, whether the providers are addressing this issue and what their plans are for resolving any issues. To date, the Company has completed the assessment of all its major third-party service providers, but is still awaiting letters of compliance from some. The Company is monitoring the progress of each service provider. The identification of alternative vendors of services is being considered in the course of this process and in the development and implementation of a contingency plan.

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

       The Company has certain relationships with third parties, including utility providers, financial institutions, vendors and other service providers. The Company believes that with the exception of its utility providers, its relationships with vendors and service providers are not exclusive. Consequently, the Company believes that, in the event of a failure on the part of these third parties to become year 2000 compliant on a timely basis, the Company would be able to continue to maintain operations, including the conduct of most of its research and development activities, utilizing alternative vendors where necessary. An interruption of the Company's utility services could materially affect the Company's research, development and administrative operations until such time that those utility services are resumed. There can be no assurance that any third-party service provider engaged by the Company will achieve year 2000 compliance on a timely basis, or that any lack of compliance on the part of such provider will not materially affect the Company's operations. The identification of alternative vendors of services and supplies will be considered in the course of this process and in the development and implementation of a contingency plan.

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

                          CAMBRIDGE NEUROSCIENCE, INC.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

         27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 1999 (for electronic filing only)


           (b)    Reports on Form 8-K

         None.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAMBRIDGE NEUROSCIENCE, INC.



Date November 10, 1999                     /s/ Harry W. Wilcox, III
---------------------------------          -------------------------------------
                                           Harry W. Wilcox, III
                                           President and Chief Executive Officer
                                           (Principal Executive Officer;
                                           Acting Principal Financial Officer)

Date November 10, 1999                     /s/ Glenn A. Shane
---------------------------------          -------------------------------------
                                           Glenn A. Shane
                                           (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 1999 (for electronic filing only)