Form 10-K
period 1999-12-31
CAMBRIDGE NEUROSCIENCE INC
filed 2000-03-17
CIK 874384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-19193
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of Common Stock held by non affiliates of the Registrant as of February 15, 2000, was $20,985,143 based on the last reported sales price of the Common Stock. As of that date, there were issued and outstanding 18,135,964 shares of Common Stock, par value $.001 per share.

           Documents incorporated by reference: Specifically identified portions of the Registrant's Definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders into Part III of Form 10-K.


          A list of all Exhibits to this Form 10-K begins on page 36.

================================================================================

PART I

ITEM 1.     BUSINESS

OVERVIEW

      Cambridge NeuroScience, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of proprietary pharmaceuticals to prevent or treat severe disorders of, or injuries to, the nervous system. The Company has not been profitable since inception and expects to continue to incur operating losses for at least the next several years. To date, the Company has funded its operations primarily through proceeds from public and private offerings of equity securities, from payments received pursuant to collaborations with pharmaceutical companies and from government grants. Research and development revenue in 1999 was earned pursuant solely to collaboration agreements with Allergan, Inc. (Allergan) and Bayer, AG (Bayer), both of which comprised more than 10% of total revenue. Revenue earned pursuant to the Allergan agreement totaled 71% of revenue in 1999, 23% in 1998 and 25% in 1997. Revenue earned pursuant to the Bayer agreement totaled 29% of revenue in 1999, 37% in 1998, and 0% in 1997. See "--Strategic Alliances." The Company has not received any revenue from the sale of products. Research and development expenses were $4.6 million, $6.0 million and $17.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Research and development expenses represented 80% of total operating expenses in 1999, 80% in 1998 (excluding restructuring costs), and 87% in 1997.

      The Company is concentrating its drug discovery and development efforts in two main programs: ion-channel blockers to modify nerve cell signaling or to prevent nerve cell death; and protein growth factors to prevent degeneration of, or to regenerate, nerve and glial cells. The ion-channel blocker programs are aimed at preventing or treating neuropathic pain, glaucoma, spinal cord injury, Parkinson's disease, multiple sclerosis ("MS"), peripheral neuropathies, brain damage resulting from stroke and other forms of brain ischemia. The growth factor programs focus on treatments for MS and peripheral neuropathies.

      A summary of the Company's research, development and operating activities in 1999 is as follows. For further details, see "Product Candidates," "Drug Discovery and Development" and "Strategic Alliances."

      Collaboration with Allergan, Inc. for glaucoma and other ophthalmic disorders: The Company continued performing research, primarily chemistry and in vitro assay screening, which is being funded by Allergan pursuant to a collaboration agreement signed in 1996. In 1999, this collaboration was amended to extend research funding for one year through November 2000.

      Collaboration with Bayer for the development of GGF2: During 1999, the Company substantially completed its research performance obligations with respect to a research protocol covered by its 1998 agreement with Bayer. Such research was funded by Bayer, and included a series of studies in animals conducted by third parties under contract to the Company. At the time the agreement was signed, Bayer and the Company selected MS as the primary indication for GGF2. Currently, Bayer and the Company are in the process of evaluating data from recent studies performed by Bayer. Based on results of these studies, Bayer has indicated it is undertaking a comprehensive review of all available options for further development of GGF2 before finalizing a decision. No assurance can be given that there will not be a substantial delay in the development of GGF2 or that Bayer will continue the development of GGF2. See "Strategic Alliances" and "Important Factors Regarding Forward Looking Statements."

      CNS 5161 for the treatment of chronic pain: During 1999, the Company continued exploring drug formulations suitable for chronic drug administration, and began advancing the clinical development of CNS 5161 towards Phase II studies in patients suffering from chronic pain.

      CNS 1102 or aptiganel (formerly known as CERESTAT) for the treatment of stroke: During 1999, the Company was unsuccessful in its efforts to obtain public or private funds to continue the development of aptiganel in stroke patients. The Company does not currently plan to resume clinical trials for aptiganel without outside funding. CERESTAT is a registered trademark of Boehringer Ingelheim International GmbH.

      Collaboration with The J. David Gladstone Institutes (Gladstone) for treatments of Alzheimer's disease: During 1999, the Company completed its funding obligation under this collaboration, and decided not to exercise a license for this technology.

      The Company is focusing its resources on later-stage or funded programs, and is actively pursuing collaborations for its proprietary programs. The Company continues to explore opportunities to maximize shareholder value, including the possible sale or merger of the Company or sale of some or all of its technology assets.

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

      Ion channels are membrane-bound proteins that are responsible for generating nerve cell electrical signals in response to chemical signals received from other cells or to chemical or electrical changes within a single cell. Drugs which stimulate, enhance, reduce or suppress the activity of specific ion channels have potential as treatments for nervous system disorders because they can eliminate potentially damaging over-stimulation of nerve cells or correct malfunctions in the processes of generating electrical signals in the nervous system.

      Chronic degenerative disorders of the nervous system, such as MS and peripheral neuropathies, also result from the death of nerve or glial cells. Chronic nerve cell death does not necessarily result from ischemia but can result from other metabolic causes, including the actions of endogenous and exogenous toxic substances, some of which can mimic the effects of over-stimulation of NMDA ion channels ("excitotoxins"). Chronic nerve and glial cell death can also result from inflammatory processes in the nervous system, including the autoimmune destruction of oligodendrocytes (a type of glial cell) that is the hallmark of MS.

      As the nervous system develops, the proliferation, differentiation and survival of nerve and glial cells are controlled by a variety of protein growth factors. These growth factors are produced by cells of the nervous system and by their target cells. Growth factors also play important roles during the normal regeneration of the nervous system following damage. Animal studies suggest that one attractive therapeutic approach to replacing damaged nerve and glial cells is to re-initiate the processes of early development in the nervous system through the introduction of protein growth factors. Therefore, protein growth factors offer significant potential as treatments for a variety of neurological disorders.

PRODUCT CANDIDATES

      The following table summarizes the partnership status, indications, development status and commercial rights of each of the Company's ("CNSI") product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this document.

     -------------------------------------------------------------------------------------------------------------
                                                                              DEVELOPMENT            COMMERCIAL
          PRODUCT CANDIDATE                    INDICATIONS                     STATUS (1)              RIGHTS
          -----------------                    -----------                    -----------            ----------

     PARTNERED PROGRAMS

     Sodium, NMDA, and combined     Glaucoma and other ophthalmic             Preclinical          Allergan (2)(6)
     ion-channel blockers           disorders

     Glial Growth Factor 2 (GGF2)   Multiple sclerosis and                    Preclinical             Bayer (3)
                                    peripheral neuropathies

     PROPRIETARY PROGRAMS

     CNS 5161 (NMDA ion-channel     Neuropathic pain                            Phase I                CNSI (4)
     blocker)

     CNS 1102 (NMDA ion-channel     Stroke                                  Phase III trials           CNSI (5)
     blocker)                                                              terminated in 1997

     NMDA, sodium, potassium and    Brain and spinal cord injury or             Research               CNSI (6)
     combined ion-channel           ischemia; MS; Pain; Peripheral
     blockers                       neuropathies; Parkinson's disease

     Neuregulin 2                   Neurodegenerative diseases                  Research                  (7)
     -------------------------------------------------------------------------------------------------------------

(1) "Research" refers to scientific activities to identify a specific molecule or to select a specific clinical indication. "Preclinical" refers to safety and efficacy studies conducted in animals. "Phase I" refers to smaller-scale trials in human volunteers designed to provide information about safety and dosage. "Phase III" refers to large-scale clinical trials designed to provide statistically valid proof of efficacy and safety in the target population. See "Government Regulation."

(2) Allergan has the right to develop certain NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. See "Strategic Alliances."

(3) Pursuant to the collaboration agreement signed in December 1998, Bayer has acquired the worldwide manufacturing and marketing rights for GGF2. See "Strategic Alliances."

(4) The Company has completed two Phase I trials of CNS 5161. The first trial was an escalating dose safety study. The second trial involved volunteers who were exposed to placebo, morphine and two doses of CNS 5161 in a pain model.

(5) Phase III clinical trials were discontinued in 1997. Upon termination of a collaboration agreement with Boehringer Ingelheim International GmbH, in November 1998, rights to CNS 1102 were returned to the Company, in exchange for a royalty on future sales. See "Drug Discovery and Development - CNS 1102."

(6) Allergan has the right to evaluate a limited number of the Company's ion-channel blocker compounds for the treatment of chronic pain. See "Strategic Alliances."

(7) Research is being conducted pursuant to research rights received under an option agreement with Harvard University (Harvard), holder of the commercial rights. Until such time that the Company and Harvard agree to a commercial license, the Company will not have commercial rights.

DRUG DISCOVERY AND DEVELOPMENT

PARTNERED PROGRAMS

Ion-Channel Blockers for Ophthalmic Disorders: Collaboration with Allergan, Inc.

      Glaucoma is the second leading cause of preventable blindness in the world, with almost four million patients in the United States alone. The disease is usually associated with increased pressure within the eye that can damage the retina and the optic nerve and eventually lead to blindness. In November 1996, the Company entered into a research and development collaboration with Allergan, a pharmaceutical company with interests in ophthalmology. The Company and Allergan believe that it may be possible to treat glaucoma by blocking ion channels and thereby protecting the retina and the optic nerve from damage. This collaboration combines the Company's proprietary technology in the area of ion-channel blockers and Allergan's expertise in the global marketing of treatments for eye disease. In this collaboration, the Company's molecules that block sodium ion channels, NMDA ion channels, or both ion channels simultaneously are being evaluated for their ability to prevent vision loss in animal models of retinal and optic nerve degeneration. In November 1999, the collaboration between the two companies was extended for one year and expanded to include pain management for a limited number of compounds on a non-exclusive basis. See "Strategic Alliances."

Glial Growth Factor 2: Collaboration with Bayer

GGF2: Multiple Sclerosis

      Multiple sclerosis (MS) is a disease of the central nervous system that is characterized by chronic inflammation and demyelination at multiple sites in the brain and spinal cord. Approximately 350,000 people in the United States suffer from MS. GGF2 is a trophic factor for the glial cells that form and maintain the myelin sheath insulating nerve axons in the central nervous system. These cells are primary targets involved early in the pathogenesis of MS. The Company has developed a manufacturing process for producing GGF2 and has demonstrated its efficacy in animal models believed to be reflective of MS, including experimental autoimmune encephalomyelitis ("EAE"). In the acute phase of this model, GGF2 significantly reduced and delayed the clinical symptoms. In the chronic, relapsing-remitting phase of EAE, GGF2 significantly reduced the clinical effects of the disease as well as the number of observed relapses. In December 1998, the Company entered into a collaborative agreement with Bayer AG (Bayer) for the development of GGF2 for multiple sclerosis and peripheral neuropathies. See "Strategic Alliances."

      Currently, Bayer and the Company are in the process of evaluating data from recent studies performed by Bayer. Based on results of these studies, Bayer has indicated it is undertaking a comprehensive review of all available options for further development of GGF2 before finalizing a decision. No assurance can be given that there will not be a substantial delay in the development of GGF2 or that Bayer will continue the development of GGF2. See "Strategic Alliances" and "Important Factors Regarding Forward Looking Statements."

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

      The Company has tested GGF2 in animal models of chemotherapy-induced peripheral neuropathy. In two different experimental paradigms
(cisplatin-induced and vincristine-induced neuropathies), GGF2 administration protected peripheral nerves from the effects of these chemotherapies. The Company believes that GGF2 may also be a potential treatment of other degenerative diseases of the peripheral nerves.

PROPRIETARY PROGRAMS

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

      CNS 5161 is a blocker of the NMDA ion channel that was designed and synthesized by the Company's chemists. Based on its method of action and its pharmacokinetic profile in animals, CNS 5161 was advanced toward clinical evaluation for the treatment of neuropathic pain. Studies have shown that CNS 5161 can prevent the development of a delayed pain response in an animal model, which is thought to be related to the development of chronic neuropathic pain in humans.

      The Company has completed two Phase I studies of CNS 5161. Both studies were conducted in male volunteers. The first demonstrated the safety and tolerability of selected doses of CNS 5161 given intravenously. Data from the first study were used to choose potentially effective doses that produced little in the way of side effects in the volunteers. The second study examined the reduction in pain experienced after placebo, morphine and two separate doses of CNS 5161 (0.25mg and 0.5mg), administered on separate occasions to sixteen male volunteers. CNS 5161 at 0.5mg was found to produce a statistically significant reduction in perceived pain as compared to either morphine or placebo.

      The Company is currently advancing the clinical development of CNS 5161 towards Phase II studies in patients suffering from chronic pain. The Company's development plan includes conducting a preliminary Phase II study using an intravenous formulation of CNS 5161, and to continue exploring drug formulations suitable for chronic drug administration. Preliminary in vitro studies undertaken by two leading drug delivery manufacturers have shown that CNS 5161 can be effectively administered through the skin and is suitable for incorporation into a patch.

CNS 1102 (aptiganel): Background and Clinical Trial Status

      The Company believes that aptiganel has the potential to improve outcome for stroke victims by preventing glutamate-induced nerve cell death through the blockade of the NMDA ion channel. Aptiganel has been the subject of Phase III clinical trials for stroke and traumatic brain injury (TBI). The Company and a former collaborator, Boehringer Ingelheim International GmbH, initiated Phase III trials in both of these indications in 1996. Enrollment of patients in both studies was stopped in 1997, prior to completion, based on the results of scheduled interim analyses of the data in each trial. In TBI, the interim analysis of the data showed insufficient evidence of positive clinical impact. In stroke, the data raised concerns over the benefit-to-risk ratio of drug treatment. In March 1998, the Company reported that further analysis of the Phase III data indicated that aptiganel had: (i) an attractive safety profile at relatively high doses in the TBI patient population, and (ii) a potential therapeutic benefit in a subset of the stroke patient population.

      Based on input from an independent panel of stroke experts, which convened in October 1998, and the Company's review and analysis of the trial data, the Company has been pursuing options for funding further development of aptiganel in a subset of the stroke population. However, the Company has not been successful in obtaining either private or public funds for this purpose, and does not currently plan to resume the study of aptiganel without outside funding.

Other Ion-Channel Blockers for Nervous System Disorders

      The Company has applied its expertise in discovering and developing NMDA ion-channel blockers to the synthesis and testing of compounds that block other ion channels, such as sodium and potassium ion channels, which can contribute to nerve cell death or abnormal nerve cell electrical activity. The Company believes that such molecules may have therapeutic utility in a number of acute and chronic neurological disorders, including glaucoma, stroke, brain and spinal cord injury, Parkinson's disease, MS and peripheral neuropathies.

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

      As an extension of its work in NMDA and sodium ion-channel blockers, the Company has synthesized molecules which have the capacity to block both NMDA ion channels and sodium ion channels. The Company is currently conducting in vitro and in vivo studies to test the hypothesis that such combination compounds have enhanced efficacy in treating neurological disorders when compared to the efficacy of compounds which block only one of these classes of ion channels. In addition, the Company is conducting studies with potassium channel blockers in the area of peripheral neuropathies.

      OTHER PROTEIN GROWTH FACTORS

      The Company has conducted research on novel protein growth factors other than GGF2. Growth/Differentiation Factor-1 ("GDF-1") is a nervous-system-specific member of the Transforming Growth Factor-(beta) ("TGF-(beta)") protein family. The Company believes that GDF-1 is likely to play a role in responses to injury, ischemia and demyelination. The Company has shown that GDF-1 enhances the neurite outgrowth activity of another known growth factor and also proliferated cerebellar granule cells. Several members of the TGF-(beta) gene family have biological activities that potentially can be employed for therapeutic effects in the nervous system, including: the promotion of dopaminergic neuron survival, which may be applicable as a treatment for Parkinson's disease; the promotion of motor neuron survival, which may be applicable as a treatment for amyotrophic lateral sclerosis; and immunosuppression, which may be applicable as a treatment for MS. In 1998, the Company entered into a technology licensing agreement with Creative Biomolecules, Inc., ("CBMI") whereby the Company outlicensed its rights in GDF-1 to CBMI in exchange for an upfront licensing fee and future royalties on sales.

      The Company has an option to license technology related to Cerebellum Derived Growth Factor (Neuregulin-2) from Harvard University. The Company has applied for a National Institutes of Health research grant. If the grant is awarded, the Company will pursue research with the proceeds of such grant and a minimal amount of the Company's financial resources. There can be no assurance that the Company will be able to obtain a research grant or license this technology.

STRATEGIC ALLIANCES

      The Company has formed collaborations with pharmaceutical companies to support the development of its product candidates, provide capital for such development, and share development risk. The Company is actively pursuing discussions with additional companies regarding collaborations, mergers, acquisitions or product-licensing arrangements. No assurance can be given, however, that any collaborations, mergers, acquisitions or licensing arrangements will be completed in the foreseeable future or on terms that would be favorable to the Company.

Allergan

      In November 1996, the Company entered into a collaboration with Vision Pharmaceuticals L.P., d/b/a Allergan Inc. ("Allergan") to jointly develop NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers, initially for the treatment of ophthalmic disorders, including glaucoma. Upon signing the agreement, Allergan purchased 175,103 shares of Common Stock from the Company for $3.0 million, and provided an additional $3.0 million in research funding over a three-year period through November 1999. In December 1999, the Company and Allergan amended the collaboration agreement to add an additional year of research funding for the period November 1999 to November 2000. This fourth year of funding is in the amount of $1.25 million. Additionally, the amendment expanded the treatment field to include pain management for a limited number of compounds on a non-exclusive basis.

      Pursuant to this collaboration, Allergan will be responsible for development, manufacturing and marketing and will bear all costs associated therewith. The Company may receive up to an additional $18.5 million upon the achievement of certain milestones as well as royalties on any product sales. There can be no assurance, however, as to when or if these milestones will be met. Allergan has certain termination rights under the terms of the agreement, and either party may, in its sole discretion, terminate the agreement upon 90 days prior written notice of a material breach by the other party.

Bayer AG

      In December 1998, the Company entered into a collaborative agreement with Bayer for the development of GGF2 for the treatment of neurodegenerative diseases such as MS. In exchange for the exclusive worldwide manufacturing and marketing rights to the compound, the Company received an up front licensing fee of $1.0 million and received reimbursement for $1.0 million of the Company's research costs for GGF2 pursuant to a protocol covered by the agreement. The Company may receive up to $24.0 million in milestone payments, as well as royalties on sales of GGF2 products. There can be no assurance, however, as to when or if these milestones will be met. Bayer will provide all material needed in the conduct of the research and development activities and shall be responsible for all associated costs.

      Currently, Bayer and the Company are in the process of evaluating data from recent studies performed by Bayer. Based on results of these studies, Bayer has indicated it is undertaking a comprehensive review of all available options for further development of GGF2 before finalizing a decision. No assurance can be given that there will not be a substantial delay in the development of GGF2 or that Bayer will continue the development of GGF2. In the event Bayer elects to terminate the collaboration, it is doubtful the Company could obtain sufficient financial and technical resources to continue GGF2 development. Either party may terminate this agreement at any time for cause. Bayer may terminate this agreement at any time, upon 120 days written notice. See "Important Factors Regarding Forward Looking Statements."

Algos

      In December 1999, the Company and Algos Pharmaceuticals Corporation (Algos) entered into a license agreement whereby the Company was granted a non-exclusive sub-license to certain Algos patent rights in the field of pain management. In exchange, Algos received the non-exclusive right to negotiate commercial licenses with respect to certain of the Company's research and development compounds. There was no cash or equity consideration associated with this transaction.

The J. David Gladstone Institutes

      In December 1996, the Company, The J. David Gladstone Institutes ("Gladstone") and The Regents of the University of California (the "University") entered into a three year collaboration for the development of treatments for Alzheimer's disease and certain other neurological diseases, disorders or injuries. The collaboration focused on novel pharmaceuticals that inhibit the activity of a form of apolipoprotein E ("apoE"), a molecule that has been widely linked to Alzheimer's disease. In conjunction with this agreement, in 1996 the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"), of which the Company owned 80% of the outstanding common stock and Gladstone and the University owned 15% and 5%, respectively.

      Pursuant to the collaboration agreement: Gladstone conducted research over a three-year period through December 1999, for which CNPI provided funding of $1.25 million per year; the Company provided CNPI, interest-free, all amounts necessary to enable CNPI to make such payments; and the University granted CNPI an exclusive three-year option to negotiate an exclusive worldwide, royalty-bearing license for patentable rights in intellectual property covered by or arising from the research program within the field, subject to certain terms and conditions set forth in the option agreement.

      In December 1999, the Company and CNPI completed their funding obligations under this collaboration, and the Company decided not to exercise a license for this technology. As a result, the Company expects to dissolve CNPI during 2000.

Creative Biomolecules, Inc.

      In December 1998, the Company entered into a technology licensing agreement with CBMI whereby CBMI acquired the exclusive rights to GDF-1 in exchange for a cash payment and future royalties on product sales. Either party may terminate this agreement upon a material breach which is not cured within 60 days of written notice of such breach.

Boehringer Ingelheim International GmbH

      In March 1995, Cambridge NeuroScience and BI entered into agreements to collaborate on the worldwide development and commercialization of aptiganel. Under terms of the agreements, BI was obligated to fund 75% of the development costs for aptiganel in the United States and Europe and all of the development costs in Japan. The Company received $15.0 million on signing these agreements, consisting of $5.0 million for expense reimbursement and $10.0 million for 1,250,000 shares of Common Stock. In September 1996, and in connection with the commencement of a Phase III stroke trial by BI, the Company received a milestone payment of $10.0 million for 1,237,624 shares of Common Stock. The Company and BI conducted two Phase III trials of aptiganel. In the second half of 1997, the companies announced the discontinuation of patient enrollment into both trials after interim analyses indicated that continuation of the trials was not justified. In November 1998, the Company and BI terminated the collaboration and license rights were returned to the Company, subject to a royalty of 3% of direct sales or 10% to 20% of royalties on sales by third parties. See "Drug Discovery and Development - CNS 1102 (aptiganel): Background and Clinical Trial Status."

MARKETING AND SALES

      The Company does not currently sell any products nor does it plan to in the foreseeable future, and therefore has no marketing, sales, or distribution organization. The Company's strategy is to rely on its collaborative partners for marketing, sales and distribution.

MANUFACTURING

      The Company has no manufacturing facilities and plans to rely upon outside manufacturers to produce any near- or intermediate-term products. To date, the Company has contracted with chemical synthesis companies to produce kilogram quantities of several of its product candidates. The Company intends to establish and maintain its own quality-control program for each line of products. Such program will include a set of standard operating procedures designed not only to assure that the Company's products are manufactured in accordance with Good Manufacturing Practices ("GMP") guidelines and other applicable regulations, but also to maintain consistent product quality. However, no specific arrangements have been made, and there can be no assurance that the Company will be able to establish such capabilities. Pursuant to the research collaboration and licensing agreement for the development of GGF2, Bayer is responsible for the manufacture of all material needed in the conduct of the development activities and for all associated costs. Pursuant to the termination of the collaboration with BI, the Company has the right to purchase 56kg of aptiganel from BI within two years from the date of termination of the agreement.

COMPETITION

      The fields in which the Company is involved are characterized by rapid technological progress. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized genetic engineering companies, engaged in developing products competitive with products under development by the Company. Many of these companies have greater capital, human resources, research, development, manufacturing, and marketing experience than the Company. Such companies may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing. Competition may increase further as a result of potential advances in the commercial applicability of biotechnology and greater availability of capital for investment in these fields. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing corporate strategic alliances. There can be no assurance that research, discoveries and commercial developments by others will not render any of the Company's programs or potential products noncompetitive.

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

PATENTS AND PROPRIETARY TECHNOLOGY

      Proprietary protection for the Company's products, technology and processes is essential to its business. The Company's policy is to protect its technology by, among other things, filing or causing to be filed patent applications for technology that it considers important to the development of its business. As of December 31, 1999, Cambridge NeuroScience had licensed or owned rights in 54 issued U.S. patents. Research and development efforts by the Company and its collaborators led to the issuance of four U.S. patents and the allowance of five others in 1999. In addition, eight U.S. patent applications were filed in 1999 on behalf of the Company and its collaborators, bringing the total number of pending U.S. applications to 34. These U.S. filings have corresponding patent filings in other countries as well. The Company is awaiting action on various patent applications that have either been filed by it or by academic institutions with which it collaborates.

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

      The Company has licensed rights to inventions relating to GGF2, which are covered by nine issued U.S. patents, several allowed U.S. patent applications and other pending patent applications in the United States and foreign countries. The Company believes that its employees and those of its licensor are the original inventors and that the Company and its licensor are entitled to patent protection in the United States. However, the Company is aware of a third-party patent and pending patent applications in the United States and corresponding patent applications pending in some foreign countries that, if issued and valid, may be construed to cover aspects of the Company's GGF2 product candidates. There can be no assurance that the Company will not infringe any such issued U.S. third-party patents, and that the claims of future patents issuing from the third-party patent applications, if any, will not be infringed by the Company's proposed manufacture, use or sale of products based on the GGF2 technology. There can be no assurance that the Company would prevail in any legal action seeking damages or injunctive relief for infringement of the existing third-party patent or any patent that might issue from such third-party applications or that any license required under such patent would be available or, if available, would be available on commercially reasonable terms. Failure to obtain a required license or to successfully establish non-infringement of, or the invalidity or unenforceability of, such third-party patents could preclude the manufacture, sale and use of the Company's products based on such GGF2 technology.

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

      In December 1999, the Company and Algos Pharmaceuticals Corporation (Algos) entered into a license agreement whereby the Company was granted a non-exclusive sub-license to certain Algos patent rights in the field of pain management. In exchange, Algos received non-exclusive rights to negotiate commercial licenses with respect to certain of the Company's research and development compounds.

GOVERNMENT REGULATION

      The clinical development, manufacture and marketing of pharmaceutical products in the United States require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established substantial requirements on the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval advertising, and promotion of pharmaceutical products. Pharmaceutical manufacturing facilities are also subject to the regulations of state, local and other authorities.

      As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"). The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the planned trials. In that case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before a trial can begin. Typically, clinical trials are conducted in three-sequential phases that may overlap. Phase I clinical trials are conducted with a small number of healthy human subjects and are designed to provide information about safety, dosage tolerance, metabolism, and distribution of the drug. Phase II clinical trials are designed to provide efficacy of the product for a specific targeted disease, as well as additional information on dosing and safety in a limited patient population. Phase III clinical trials are large-scale studies designed to provide additional information about dosage, clinical efficacy and to further test for safety in an expanded patient population. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Biologics License Application ("BLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis, and expense. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory criteria.

      Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product is on the market. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products which have been commercialized, and the FDA has the right to prevent or limit further marketing based on the results of these post marketing programs. The regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit, or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated that may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

      Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality-control and manufacturing procedures conform on an ongoing basis with GMP. In complying with GMP, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. After NDA or BLA approval, the manufacturing facility is subject to periodic inspections by the FDA.

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

REIMBURSEMENT

      The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from governmental, private health insurers, managed care organizations and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that coverage by third-party payors for any products developed by the Company will be available to patients. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In some cases, such payors are refusing to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval.

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

EMPLOYEES

As of December 31, 1999 the Company had 17 full-time employees, of whom 13 were engaged in research and development and 4 in administration and finance. Doctorates or other advanced degrees are held by 10 of the Company's employees. All of the Company's employees have signed confidentiality agreements, and none of the employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 1 (a).       EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

      Name                    Age   Position
      ----                    ---   --------

      Harry W. Wilcox, III    45    President; Chief Executive Officer; Director

      Robert N. McBurney      52    Senior Vice President, Research; Chief
                                    Scientific Officer

      David I. Gwynne         48    Vice President, Biotechnology and Business
                                    Development

      Laima I. Mathews        52    Vice President, Drug Development

      Glenn A. Shane          37    Controller; Treasurer; Chief Accounting
                                    Officer

      HARRY W. WILCOX, III joined the Company as Senior Vice President, Finance and Business Development and Chief Financial Officer in December 1995 and was named President and Chief Executive Officer and Director of the Company in May 1998. Prior to joining the Company, Mr. Wilcox served as Vice President, Finance and Chief Financial Officer of Cellcor, Inc., a biotechnology company, since 1990. While at Cellcor, Mr. Wilcox was also named Treasurer and Senior Vice President of Business Development. From 1988 to 1990, he was a founder and general partner and Chief Financial Officer of Highland Capital Partners, L.P., a venture capital firm. From 1983 to 1987, Mr. Wilcox was Controller, Vice President of Finance and Chief Financial Officer at Charles River Ventures, Inc. a venture capital firm. Mr. Wilcox earned an M.B.A. degree from Boston University and a B.A. degree in Finance from the University of Arizona. Mr. Wilcox is a Certified Public Accountant.

      ROBERT N. MCBURNEY, PH.D. joined the Company as Director of Electrophysiology and Cell Biophysics in December 1987, and served as Vice President, Research from June 1990 through December 1993, at which time he became Senior Vice President, Research and Chief Scientific Officer. Prior to joining Cambridge NeuroScience, Dr. McBurney served from 1984 to 1987 as the Assistant Director of the Medical Research Council Neuroendocrinology Unit in Newcastle upon Tyne, England. Dr. McBurney earned B.Sc. and Ph.D. degrees in Physiology from the University of New South Wales, and conducted postdoctoral studies in Neurophysiology at

Cambridge University and the National Institutes of Health. Dr. McBurney has had numerous articles published on neurophysiology in various scientific journals.

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

      GLENN A. SHANE joined the Company as Accounting Manager in April 1992 and served in that capacity until May 1998, at which time he was appointed Controller and Treasurer of the Company. Prior to joining the Company, Mr. Shane was Accounting Manager at Boston Business Group from 1989 to 1991. From 1985 to 1989, Mr. Shane was employed in the audit department of Deloitte & Touche LLP, an international accounting firm. Mr. Shane earned a Bachelors of Business Administration from the University of Massachusetts, Amherst and is a Certified Public Accountant.

ITEM 2. PROPERTIES

      The Company's sole facility is located in Cambridge, Massachusetts, where it leases approximately 41,000 square feet of space. In June 1998, the Company sub-leased to a third party approximately half of its facility. The Company currently occupies approximately 20,000 square feet of space, including approximately 13,000 square feet of laboratory space. The description of the lease terms is incorporated by reference from Note I to the Consolidated Financial Statements. The current lease expires in July 2000. The Company is currently evaluating its leasing options.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor its subsidiary is a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since January 1999, the Company's Common Stock, $.001 par value ("Common Stock"), trades on the OTC Bulletin Board ("OTC") under the symbol "CNSI". From June 1991 until January 1999, the Common Stock was listed on the Nasdaq National Market under the symbol "CNSI". The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated:

                                                       High          Low
                                                      ------        -----

            January 1  -  March 31, 1998               2-5/8        1-5/8
              April 1  -  June 30, 1998                2-1/2        19/32
               July 1  -  September 30, 1998          1-3/16        13/32
            October 1  -  December 31, 1998                2          3/8

            January 1  -  March 31, 1999               29/32        21/32
              April 1  -  June 30, 1999                1-1/8        43/64
               July 1  -  September 30, 1999          1-1/32        27/32
            October 1  -  December 31, 1999           1-1/64        57/64

      There were approximately 165 holders of record of Common Stock and approximately 3,000 beneficial owners as of February 15, 2000. Prior to March 9, 1998, the Company had never declared nor paid any cash dividends on its capital stock. On March 9, 1998 the Company's Board of Directors declared an extraordinary dividend on its capital stock of $1.00 per share of outstanding Common Stock, which was paid on April 14, 1998. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations, capital requirements, general financial condition and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                            SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                             1999           1998           1997            1996            1995
                                           -------        -------        --------        --------        -------
STATEMENT OF OPERATIONS DATA:                             (in thousands, except per-share amounts)

Revenues                                   $ 1,443        $ 4,303        $  4,035        $  2,396        $ 8,218
Operating expenses:
    Research and development                 4,616          5,984          17,650          13,978         13,850
    General and administrative               1,159          1,472           2,616           2,585          2,158
    Restructuring costs                         --            921              --              --             --
                                           -------        -------        --------        --------        -------
Total operating expenses                     5,775          8,377          20,266          16,563         16,008
                                           -------        -------        --------        --------        -------
Loss from operations                        (4,332)        (4,074)        (16,231)        (14,167)        (7,790)
Interest income                                588          1,180           2,393           1,178            736
                                           -------        -------        --------        --------        -------
Net loss                                   $(3,744)       $(2,894)       $(13,838)       $(12,989)       $(7,054)
                                           =======        =======        ========        ========        =======
Net loss per common share                  $ (0.21)       $ (0.16)       $  (0.79)       $  (0.93)       $ (0.59)

Cash dividends declared per
  common share                                  --        $  1.00              --              --             --

Weighted average common shares
  outstanding                               18,118         17,976          17,518          13,980         11,927

                                                                      DECEMBER 31,
                                          ----------------------------------------------------------------------
                                             1999           1998           1997            1996            1995
                                          ---------      ---------      ---------        --------        -------
BALANCE SHEET DATA:                                                    (in thousands)

Cash and cash equivalents                 $   3,333      $   4,863      $  12,020        $ 26,664        $ 21,937
Marketable Securities                         6,489          7,037         26,561              --              --
Working capital                               9,731         13,353         33,588          18,362          17,651
Total assets                                 10,769         15,617         40,891          29,220          24,321
Total liabilities                               753          1,887          6,568           9,573           4,793
Accumulated deficit                        (110,120)      (106,376)      (103,482)        (89,644)        (76,655)
Stockholders' equity                         10,016         13,730         34,323          19,647          19,528

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

      The Company has financed its operations through private placements of preferred equity securities, an initial public offering in 1991, follow-on public offerings in 1991 and 1997, a private placement of common stock to institutional investors in 1994 and two directed public offerings in 1995. The Company has also received funding pursuant to its research and development collaborations, research grants and from investment income earned on its cash and short-term investments.

      In November 1996, the Company entered into a collaboration with Allergan for the development of NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. Under the agreement, Allergan purchased 175,103 shares of the Company's Common Stock for $3.0 million, and provided $1.0 million per year in research funding through November 1999. In December 1999, the collaboration was amended to extend the research funding for an additional year in the amount of $1.25 million for the period November 1999 through November 2000. Allergan will bear all of the development costs for potential products arising from the collaboration, and the Company will be entitled to royalties on any product sales.

      In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant human Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis ("MS"). In exchange for the exclusive worldwide manufacturing and marketing rights to the compound, the Company received a $1.0 million up front licensing fee and $1.0 million for research costs incurred pursuant to a research protocol covered by the agreement.

      In December 1996, the Company entered into a collaboration with the J. David Gladstone Institutes ("Gladstone") and the Regents of the University of California, for the development of treatments for Alzheimer's disease and other neurological disorders. In connection with this collaboration, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). Pursuant to the terms of the collaboration, Gladstone conducted a research program over a three-year period, through 1999, for which CNPI provided funding of $1.25 million per year. As of December 31, 1999, CNPI and the Company have completed their funding obligations associated with this collaboration, and do not anticipate incurring additional research costs associated therewith.

      In November 1998, the Company and Boehringer Ingelheim International GmbH ("BI") terminated their collaboration for the development of aptiganel, which commenced in 1995, and commercial rights to aptiganel were returned to the Company, subject to a royalty on future sales. After November 1998, this collaboration will result in no further revenue.

      RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

      Research and development revenue decreased by $2.9 million for the year ended December 31, 1999, compared to 1998. Revenue in 1999 consisted of $1.0 million and $420,000 in research funding from Allergan and Bayer, respectively. In the prior year, revenue consisted of $1.0 million and $580,000 in research funding from Allergan and Bayer, respectively; $1.5 million in upfront licensing fees, primarily from Bayer, and $1.2 million associated with the termination in 1998 of a collaboration agreement with BI. In addition, in 1998 the Company earned $50,000 from a government grant.

Operating Expenses

      Operating expenses in 1999 decreased by $2.6 million compared to 1998. This decrease represents decreases of $1.4 million in research and development expenses and $313,000 in general and administrative expenses, and was primarily the result of lower wage and facility costs due to a restructuring plan implemented in 1998. Operating expenses in 1998 also included a restructuring charge of $921,000, consisting of salaries and benefits relating to the restructuring in 1998.

Interest Income

      Interest income decreased in 1999 by $592,000. This was due primarily to lower cash, cash equivalents and marketable securities as a result of the payment in April 1998 of a dividend totaling $17.9 million and due to cash used for operating purposes.

Net Loss per Share

      For the year ended December 31, 1999 the Company had a net loss of $3.7 million, or ($0.21) per share, compared to a net loss of $2.9 million or ($0.16) per share for the year ended December 31, 1998. This increase in net loss and net loss per share reflects lower research and development revenue and interest income in 1999, partly offset by lower operating expenses, all as described above.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues

      Revenue increased by $268,000 for the year ended December 31, 1998, compared to the same period in 1997. This increase was due to the recognition of revenue in 1998 relating to the agreements signed in December 1998 with Bayer and Creative Biomolecules. Offsetting in part the revenue recognized in 1998 under these two new agreements, revenue earned pursuant to the BI agreement decreased to $1.2 million, compared to $2.9 million in 1997.

      In 1998, the Company earned $50,000 from a government grant which expired in the first quarter of 1998. In 1997, the Company had $150,000 of revenue from two government grants, which expired in 1997 and the first quarter of 1998.

Operating Expenses

      Operating expenses decreased by $11.9 million to $8.4 million in 1998. This decrease reflects the discontinuation of the clinical trials of aptiganel in the second half of 1997 and the impact of the restructuring plan that was implemented in March 1998. Research and development expenses decreased by $11.7 million to $6.0 million in 1998, compared to $17.7 million in 1997. General and administrative expenses decreased by $1.1 million, to $1.5 million in 1998, compared to $2.6 million in 1997. These decreases reflect a $7.7 million reduction in costs associated with the discontinuation of the clinical trials of aptiganel and a decrease of $5.1 million in other operating costs as a result of the workforce reduction and other cost containment measures implemented in March 1998 as part of the restructuring plan. Operating expenses in 1998 also included a one-time restructuring cost of $921,000, consisting of salaries and benefits relating to the reduction in workforce in March 1998, which were paid in full in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Company had cash, cash equivalents and investments in marketable securities of $9.8 million, compared to $11.9 million at December 31, 1998 and $38.6 million at December 31, 1997. The decrease of $2.1 million in 1999 was due primarily to the use of cash for operating purposes of $2.0 million and the purchase of equipment furniture and fixtures totaling $105,000. At January 31, 2000, the Company had cash, cash equivalents and investments in marketable securities of $9.7 million.

      In 1999, pursuant to the collaboration agreement with Bayer, the Company received $1.0 million in upfront license fees and $1.0 million in reimbursements for research costs incurred in 1998 and 1999 under a research protocol covered by the agreement. Of the total $2.0 million received, $420,000 was recognized as revenue in 1999, representing research reimbursements, and approximately $1.6 million was recognized in 1998, representing the $1.0 million upfront fee and $580,000 in reimbursements of research costs. This $1.6 million of revenue in 1998 was included in receivables from collaboration agreements as of December 31, 1998. The $1.0 million upfront license fee represented a one time payment for certain existing patents. The $1.0 million in reimbursement of research expenses represented reimbursements for specific research tasks. The Company has substantially completed its obligations with respect to this revenue, and has no material performance or financial obligations with respect to either the upfront fee or the research reimbursements. Bayer is responsible for all manufacturing and development activities and associated costs. The Company may receive up to $24.0 million in milestone payments as well as royalties on sales of GGF2 products. There can be no assurance, however, as to when or if these milestones will be achieved.

      Pursuant to a collaboration agreement with Allergan signed in 1996 and amended in 1999, the Company received $1.0 million per year in research funding through 1999, and will receive $1.25 million for research funding for the twelve month period ending November 2000. Under the agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved.

      Pursuant to a 1996 collaboration agreement between the Company's subsidiary, CNPI, and Gladstone, CNPI provided Gladstone $1.25 million per year in research funding over three years. As of December 31, 1999, CNPI and the Company had completed their funding obligations under this agreement, and do not anticipate incurring additional research costs related therewith. The Company owns 80% of CNPI. The minority shareholders have not made equity investments in the subsidiary, as such, the entire net loss from CNPI has been attributed to the Company.

      In December 1998, the Company entered into a technology licensing agreement with CBMI whereby CBMI acquired the exclusive rights to GDF-1 in exchange for an up front cash payment and future royalties on product sales. The Company has no further performance or financial obligations with respect to this agreement.

      The Company believes that its cash, cash equivalents and investments totaling $9.7 million at January 31, 2000 will be sufficient to maintain operations through 2001. The Company anticipates that thereafter it will require substantial additional funds from collaborative partners, public offerings or private offerings to further its research and development programs and for other operating activities. The Company's primary expenditures are expected to be in the areas of research and development and general and administrative expenses. At January 31, 2000, the Company did not have any material commitments for capital expenditures.

      Despite potential future milestones under collaborative agreements, adequate funds for these purposes may not be available when needed on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties the rights to commercialize products or technologies that the Company might otherwise undertake itself. The

Company is continuing to evaluate alternatives for maximizing shareholder value including the sale or merger of the Company.

      In January 1999, the Company's common stock was delisted from the Nasdaq National Market System due to a failure to maintain a minimum price per share of $1.00. Immediately following the delisting, the Company began trading on the Over the Counter Bulletin Board ("OTCBB"). The delisting of the Company's stock could have an adverse effect on the liquidity of the common stock held by investors and on the Company's ability to raise equity.

      At December 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of $11.9 million. The decrease of $26.7 million from December 31, 1997 was due primarily to the payment in April 1998 of a dividend of $1.00 per share, totaling $17.9 million. In addition, the Company used $8.9 million for operating purposes, including a repayment of $1.5 million of excess advances received under a collaboration with BI.

      The Company does not believe that inflation has had a material impact on its results of operations.

YEAR 2000 READINESS

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $25,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by Item 7A is not provided as the disclosure requirements are not applicable to the Company pursuant to Item 305(e) of Regulation S-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CAMBRIDGE NEUROSCIENCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Auditors                                            22

Consolidated Balance Sheets                                               23

Consolidated Statements of Operations                                     24

Consolidated Statements of Changes in Stockholders' Equity                25

Consolidated Statements of Cash Flows                                     26

Notes to Consolidated Financial Statements                                27

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Cambridge NeuroScience, Inc.

We have audited the accompanying consolidated balance sheets of Cambridge NeuroScience, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge NeuroScience, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                          /s/ ERNST & YOUNG LLP


Boston, Massachusetts
February 2, 2000

                          CAMBRIDGE NEUROSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                  DECEMBER 31,
                                                           --------------------------
                                                              1999             1998
                                                           ---------        ---------

ASSETS

Current Assets
    Cash and cash equivalents                              $   3,333        $   4,863
    Marketable securities                                      6,489            7,037
    Receivables from collaboration agreements                    171            2,080
    Prepaid expenses and other current assets                    491            1,260
                                                           ---------        ---------
Total Current Assets                                          10,484           15,240

Equipment, furniture and fixtures, net                           285              377
                                                           ---------        ---------
Total Assets                                               $  10,769        $  15,617
                                                           =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                  $     753        $   1,637
    Research and development advances                             --              250
                                                           ---------        ---------
Total Current Liabilities                                        753            1,887

Stockholders' Equity
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                              --               --
    Common stock, par value $.001, 30,000
      shares authorized; 18,136 shares issued
      and outstanding at December 31, 1999;
      18,085 at December 31, 1998                                 18               18
    Additional paid-in capital                               120,118          120,088
    Accumulated deficit                                     (110,120)        (106,376)
                                                           ---------        ---------
Total Stockholders' Equity                                    10,016           13,730
                                                           ---------        ---------
Total Liabilities and Stockholders' Equity                 $  10,769        $  15,617
                                                           =========        =========

                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1999           1998           1997
                                                         -------        -------        --------
Revenues
     Research and development                            $ 1,443        $ 4,253        $  3,885
     Government grants                                        --             50             150
                                                         -------        -------        --------
                                                           1,443          4,303           4,035

Operating expenses
     Research and development                              4,616          5,984          17,650
     General and administrative                            1,159          1,472           2,616
     Restructuring cost                                       --            921              --
                                                         -------        -------        --------
                                                           5,775          8,377          20,266
                                                         -------        -------        --------
Loss from operations                                      (4,332)        (4,074)        (16,231)

Interest income                                              588          1,180           2,393
                                                         -------        -------        --------
Net loss                                                 $(3,744)       $(2,894)       $(13,838)
                                                         =======        =======        ========

Basic and diluted net loss per common share              $ (0.21)       $ (0.16)       $  (0.79)
                                                         =======        =======        ========

Shares used in computing basic and diluted net
 loss per common share                                    18,118         17,976          17,518
                                                         =======        =======        ========




                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                COMMON STOCK               ADDITIONAL                           TOTAL
                                          -----------------------           PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                           SHARES          AMOUNT           CAPITAL           DEFICIT           EQUITY
                                          -------          ------          ----------       -----------      -------------

Balance at December 31, 1996               15,010            $15           $ 109,276         $ (89,644)        $ 19,647

  Sale of common stock, net of
   offering costs of $2,221                 2,760              3              28,136                --           28,139
  Common stock issued pursuant to                                                                                    --
   employee benefit plans                      77             --                 321                --              321
  Exercise of stock options                    11             --                  54                --               54
  Net loss                                     --             --                  --           (13,838)         (13,838)
                                           ------            ---           ---------         ---------         --------
Balance at December 31, 1997               17,858             18             137,787          (103,482)          34,323

  Common stock issued pursuant to
   employee benefit plans                     227             --                 208                --              208
  Cash dividend ($1.00 per share)              --             --             (17,907)               --          (17,907)
  Net loss                                     --             --                  --            (2,894)          (2,894)
                                           ------            ---           ---------         ---------         --------
Balance at December 31, 1998               18,085             18             120,088          (106,376)          13,730

  Common stock issued pursuant to
   employee stock purchase plan                51             --                  30                --               30
  Net loss                                     --             --                  --            (3,744)          (3,744)
                                           ------            ---           ---------         ---------         --------
Balance at December 31, 1999               18,136            $18           $ 120,118         $(110,120)        $ 10,016
                                           ======            ===           =========         =========         ========




                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                     1999              1998               1997
                                                                   -------           --------           --------
Operating Activities
   Net loss                                                        $(3,744)          $ (2,894)          $(13,838)
   Items not requiring cash:
     Gain on sale of equipment, furniture and fixtures                  --                (38)                --
     Depreciation and amortization                                     197                337                851
     Common stock issued pursuant to an
      employee benefit plan                                             --                151                230
                                                                   -------           --------           --------
                                                                    (3,547)            (2,444)           (12,757)
Changes in operating assets and liabilities:
   Receivables from collaboration agreements                         1,909             (2,080)                --
   Prepaid expenses and other current assets                           769                315               (304)
   Accounts payable and accrued expenses                              (884)            (2,031)              (121)
   Research and development advances                                  (250)            (2,650)            (2,884)
                                                                   -------           --------           --------
                                                                     1,544             (6,446)            (3,309)
                                                                   -------           --------           --------
     Cash used for operating activities                             (2,003)            (8,890)           (16,066)

Investing Activities
   Purchases of marketable securities                               (7,503)           (13,670)           (35,561)
   Sales of marketable securities                                    8,051             33,194              9,000
   Purchase of equipment, furniture and fixtures                      (105)               (18)              (301)
   Disposals of equipment, furniture and fixtures                       --                 77                 --
                                                                   -------           --------           --------
     Cash provided by (used for) investing activities                  443             19,583            (26,862)

Financing Activities
   Dividend Paid                                                        --            (17,907)                --
   Sales of common stock, net of offering
     costs of $2,221 in 1997                                            30                 57             28,284
                                                                   -------           --------           --------
     Cash provided by (used for) financing activities                   30            (17,850)            28,284

Net decrease in Cash and Cash Equivalents                           (1,530)            (7,157)           (14,644)

Cash and Cash Equivalents at beginning of year                       4,863             12,020             26,664
                                                                   -------           --------           --------
Cash and Cash Equivalents at end of year                           $ 3,333           $  4,863           $ 12,020
                                                                   =======           ========           ========


                             See accompanying notes.

                          CAMBRIDGE NEUROSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS

      Cambridge NeuroScience, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of pharmaceuticals to prevent or treat severe disorders of, or injuries to, the nervous system. The Company is focused in two areas of research and development: (i) ion-channel blockers to prevent or treat brain damage resulting from stroke and other forms of brain ischemia, as well as for the treatment or prevention of neuropathic pain, glaucoma, spinal cord injury, Parkinson's disease, multiple sclerosis ("MS") and peripheral neuropathies, and (ii) growth factors for the treatment of MS and peripheral neuropathies. To date, the Company has funded its operations primarily through proceeds from public and private offerings of equity securities and from payments received pursuant to research and development collaborations. The Company has not been profitable since inception and has not received any revenue from the sale of products.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation. The consolidated financial statements include the accounts of Cambridge NeuroScience, Inc. and its wholly-owned and majority-owned subsidiaries. Minority shareholders have not made equity investments in the majority-owned subsidiary. As a result, the entire net loss of the majority-owned subsidiary has been attributed to the Company. All inter-company accounts and transactions have been eliminated in consolidation. (See Note H).

      Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Adoption of New Accounting Principles

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires a company to follow its guidance no later than the first quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principle. The Company has evaluated its revenue recognition policies in consideration of SAB 101, and does not expect adoption of this standard to have a material effect on its financial statements.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133) "Accounting for Derivative Instruments and Hedging Activities", which required adoption in periods beginning after June 15, 1999. FAS 133 was subsequently amended by FAS 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

      Cash Equivalents. The Company's policy regarding investments is to ensure safety, liquidity, and capital preservation while obtaining a reasonable rate of return. The Company considers all highly liquid instruments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Such monies are invested primarily in high quality corporate bonds and commercial paper, U.S. Government and agency obligations and repurchase agreements. At December 31, 1999 and 1998, the cost of these investments approximated fair market value.

      Marketable Securities. At December 31, 1999 and 1998, the Company had $6.5 million and $7.0 million, respectively, invested in marketable securities with original maturities between 90 days and one year, consisting of high quality corporate bonds, commercial paper and certificates of deposit (see Note C). As the Company intends that these investments be available for use in the Company's current operations, these amounts are classified as "available-for-sale" and are included in current assets. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such classification at each balance sheet date. Available-for-sale securities are carried at amortized cost, which approximated fair market value, based on quoted market prices, at December 31, 1999 and 1998. Unrealized gains or losses, if material, are reported as a separate component of stockholders' equity. As of December 31, 1999 and 1998, unrealized gains or losses were not material. The cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortizations, interest income and realized gains and losses are included in interest income. The cost of securities sold is based on specific identification. Gross realized gains or losses for the years ended December 31, 1999, 1998 and 1997 were not material.

      Equipment, Furniture and Fixtures. Equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

      Equipment, furniture
        and fixtures ................. 3 - 5 years
      Leasehold improvements ......... Useful life or term of the lease, whichever is shorter

      Stock-Based Compensation. The Company accounts for its stock-based employee compensation arrangements under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations (see Note G).

      Revenue Recognition. Research and development revenue is earned pursuant to licensing agreements and reimbursements of the Company's expenditures pursuant to the terms of research and development collaborations. Revenue from government grants is recorded as earned based on the performance requirements of the grant. Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earnings process has been culminated; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations nor future milestones to be met by the Company with respect to such revenue. Expenses relating to research and development collaborations and government grants are recorded as research and development expenses. Amounts received in advance of research and development performed are designated as research and development advances and are included in current liabilities. (See Note H).

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

      Significant Customers. Revenue in 1999, 1998 and 1997 consisted primarily of revenue arising from collaborative agreements. Revenue from these sources in 1999 was earned pursuant to agreements with Allergan, Bayer and BI. Revenue earned pursuant to the Allergan agreement totaled 71%, 23% and 25% of revenue in 1999, 1998 and 1997, respectively. Revenue earned pursuant to the Bayer agreement totaled 29%, 37% and 0% in 1999, 1998 and 1997, respectively, and revenue earned pursuant to the BI agreement, which was terminated in 1998, totaled 0%, 27% and 71% in 1999, 1998 and 1997, respectively. (See Note H).

      Net loss per share. Net loss per share is based on the weighted-average number of common shares outstanding during each of the periods presented. Due to the fact that the Company is in a net loss position, common equivalent shares from stock options are excluded as their effect is antidilutive.

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - MARKETABLE SECURITIES

Investments in marketable securities consist of the following at December 31 (in thousands):

                                                   CONTRACTUAL MATURITIES
                                                   ----------------------
                                                      1999        1998
                                                   ---------    ---------
                                                   Less than    Less than
                                                    one year     one year
                                                   ---------    ---------
Corporate bonds                                      $4,508       $6,037
Commercial paper                                      1,981           --
Certificates of deposit                                  --        1,000
                                                     ------       ------
                                                     $6,489       $7,037
                                                     ======       ======

NOTE D - EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures
 consist of the following (in thousands):               DECEMBER 31,
                                                    --------------------
                                                      1999         1998
                                                    -------      -------
Equipment                                           $ 4,178      $ 4,181
Furniture and fixtures                                  151          151
Leasehold improvements                                2,264        2,264
                                                    -------      -------
                                                      6,593        6,596
Less accumulated depreciation and amortization       (6,308)      (6,219)
                                                    -------      -------
Equipment, furniture and fixtures, net              $   285      $   377
                                                    =======      =======


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses
 consist of the following (in thousands):                 DECEMBER 31,
                                                       -----------------
                                                       1999        1998
                                                       ----       ------
Accounts payable                                       $100       $  454
Accrued salaries and benefits                            98          293
Accrued research and development expense                 71          290
Accrued professional fees                               145          150
Sublease advances                                       268          234
Accrued other                                            71          216
                                                       ----       ------
                                                       $753       $1,637
                                                       ====       ======

NOTE F - INCOME TAXES

      At December 31, 1999, the Company had a potential tax benefit of approximately $45.7 million, resulting primarily from approximately $108.2 million in net operating loss carryforwards and $5.1 million of tax credits, which expire through 2019. Since the Company has incurred only losses since inception and due to the degree of uncertainty related to the ultimate utilization of the loss and credit carryforwards, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards may be subject to limitations under the change in stock ownership rules of the Internal Revenue Code of 1986, as amended. During 1999, the valuation allowance increased by approximately $1.9 million due primarily to the increase in federal and state net operating loss carryforwards and research and development credits, partially offset by the expiration of state net operating loss carryforwards.

      Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                        DECEMBER 31,
                                                   ----------------------
                                                     1999          1998
                                                   --------      --------

      Deferred tax assets
         Net operating loss carryforwards          $ 40,605      $ 39,600
         Tax credits                                  5,089         4,175
                                                   --------      --------
      Total deferred tax assets                      45,694        43,775
         Valuation allowance                        (45,694)      (43,775)
                                                   --------      --------
      Net deferred tax assets                      $     --      $     --
                                                   ========      ========


NOTE G - STOCKHOLDERS' EQUITY

      Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

      Equity Incentive Plans. The Company has a 1991 Equity Incentive Plan (the "Plan"), which provides for the granting of options to purchase 2,100,000 shares of the Company's Common Stock. The Plan provides for the issuance or award of incentive stock options at no less than the fair market value at the date of the grant, non-qualified stock options, stock appreciation rights, performance shares, restricted Common Stock, and stock units at prices to be determined by the Board of Directors. All employees and, in the case of awards other than incentive stock options, consultants to the Company are eligible for awards under the Plan. At December 31, 1999, options to purchase 1,305,930 shares were outstanding under the plan, of which 821,421 were exercisable.

      In addition, the Company has a 1992 Director Stock Option Plan (the "Director Plan"), pursuant to which non-qualified stock options to purchase 20,000 shares of the Company's Common Stock are automatically granted to outside directors at fair market value upon their initial election to the Board of Directors. Additional grants of options may be made to eligible directors at the discretion of the Board of Directors. The Director Plan has reserved an aggregate of 100,000 shares for this purpose. At December 31, 1999, options to purchase 98,000 were outstanding under the plan, of which 68,375 were exercisable.

      The term of all stock options granted may not exceed ten years, and vesting generally is over a four-year period.

                          CAMBRIDGE NEUROSCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The following table presents the combined activity of the two option plans for the years ended December 31:

                                                   1999                       1998                       1997
                                          ----------------------     ----------------------    -------------------------
                                                        Weighted                   Weighted                     Weighted
                                                         Average                    Average                      Average
                                                        Exercise                   Exercise                     Exercise
                                           Options        Price       Options        Price        Options         Price
                                          ---------     --------     ---------     --------      ---------      --------
Outstanding at
beginning of year                         1,183,256       $5.20      1,662,727       $7.71       1,493,953       $ 6.92

Granted                                     262,750        0.71        432,000        0.84         293,450        11.56

Exercised                                        --          --             --          --         (10,684)        5.03

Canceled                                    (42,076)       4.28       (911,471)       7.72        (113,992)        7.51
                                          ---------       -----      ---------       -----      ----------       ------
Outstanding at year end                   1,403,930       $4.39      1,183,256       $5.20       1,662,727       $ 7.71
                                          =========       =====      =========       =====      ==========       ======
Exercisable at year end                     889,796       $6.02        686,204       $6.87       1,079,048       $ 7.09
                                          =========       =====      =========       =====      ==========       ======
Weighted average grant date fair
value per share of options
granted during the year                                   $0.59                      $0.66                       $ 8.15
                                                          =====                      =====                       ======

         The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                                          Options Outstanding                              Options Exercisable
                            -------------------------------------------------        --------------------------------
                                              Weighted
                                               Average           Weighted                                Weighted
Range of                        Number        Remaining           Average              Number             Average
Exercise Prices              Outstanding     Life (years)      Exercise price        Exercisable       Exercise Price
----------------             -----------     ------------      --------------        -----------       --------------
$ 0.69  -  1.00                 669,750           8.7             $ 0.79               198,375            $ 0.81
  3.13  -  6.13                 235,750           4.3               5.36               233,562              5.38
  6.50  -  8.00                 226,680           4.6               7.27               210,879              7.21
  8.13  -  9.75                 171,500           3.8               8.70               171,500              8.70
 11.25  - 13.00                 100,250           6.1              12.25                75,480             12.22
                              ---------                                                -------
                              1,403,930                                                889,796
                              =========                                                =======

         Employee Stock Purchase Plan. The 1993 Employee Stock Purchase Plan (the "ESPP") provides for the grant of rights to eligible employees to purchase shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of an established offering period. 250,000 shares have been authorized for issuance under this plan, of which 143,956 have been issued as of December 31, 1999. During 1999, 14,313 shares were issued at $.50 per share and 36,180 were issued at $.64 per share. During 1998, 23,065 shares were issued at $1.67 per share and 37,222 were issued at $0.50 per share. During 1997, 6,570 shares were issued at $6.59 per share and 13,762 were issued at $3.51 per share.

         FAS 123 Disclosures. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("FAS 123"), and accounts for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. The exercise price of grant awards made under the Company's stock option plans is equal to the fair market value at the date of grant.

      Pursuant to APB 25, the Company applies the intrinsic value method to grant awards. Accordingly, no compensation cost has been recognized in relation to the stock option plans or the ESPP.

      Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for 1999, 1998 and 1997, as if the compensation cost for the option plans and the ESPP had been determined based on the fair value at the grant date for grants in 1999, 1998 and 1997, consistent with the provisions of FAS 123:


                                                 1999                        1998                         1997
                                      ------------------------    ------------------------     -------------------------
                                      As Reported    Pro Forma    As Reported    Pro Forma     As Reported     Pro Forma
                                      -----------    ---------    -----------    ---------     -----------     ---------

Net loss (in thousands)                 $(3,744)      $(4,102)      $(2,894)      $(2,777)      $(13,838)      $(15,583)

Net loss per share                      $ (0.21)      $ (0.23)      $ (0.16)      $ (0.16)      $  (0.79)      $  (0.89)


      The grant-date fair values of options granted and shares issued pursuant to the ESPP were estimated using the Black-Scholes model with the following (table below) weighted average assumptions. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. This model requires the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.:


                                              Options                                      ESPP
                                 ---------------------------------          ---------------------------------
                                  1999          1998          1997           1999          1998          1997
                                 -----          ----          ----          -----          ----          ----

Expected life (years)              6.5           6.5           5.2             .5            .5            .5
Interest rate                      4.9%          5.6%          6.3%           5.1%          5.4%          5.5%
Volatility                       103.0%         90.0%         83.0%         110.0%         92.0%         83.0%


      In April 1998, the Company paid a $1.00 per share dividend representing a return of capital to shareholders. Prior thereto and since then, the Company has not declared nor paid dividends on any of its common stock. Future cash dividends will be paid at the discretion of the Board of Directors and will depend, among other things, upon the Company's future operations, capital requirements, general financial condition and such other factors as the Board of Directors may deem relevant. For the purposes of calculating fair value pursuant to FAS 123, the Company has assumed that no dividends will be paid.

      The pro forma adjustments to net loss under FAS 123 in 1999, 1998 and 1997 were an increase in net loss of $358,000, decrease in net loss of $117,000, and an increase in net loss of $1.7 million, respectively. The pro forma adjustments for those years varied from year to year as a result of differences each year in the factors affecting the calculation of the pro forma adjustment. Those factors are: the number of options granted and cancelled; expected life of options; interest rate; and volatility. In 1998, the pro forma decrease in net loss resulted primarily from the cancellation of a substantial number of options which had been held by employees who were terminated in 1998 as part of a reduction of the Company's workforce. The pro forma effect of FAS 123 in future years may fluctuate based on the factors described above.

      Benefit Plan. The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended, in which all eligible employees may participate. For the plan years ended December 31, 1998 and 1997, the Company matched 100% of all qualified employee contributions with Company Common Stock. 330,000 shares were authorized and available for issuance under the 401(k) plan. Through December 31, 1998, 329,115 shares had been issued. Effective in 1999, the Company no longer utilizes Company stock in its 401(k) plan, and instead has a cash match of 50% of all qualified employee contributions. 401(k) match expense totaled $40,616, $151,329 and $229,269 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The aggregate number of shares of Common Stock available for issuance under all stock plans was 753,240 at December 31, 1999.

NOTE H - COLLABORATIVE AGREEMENTS

      The Company has collaborative agreements with certain strategic partners. These arrangements are as follows:

      Allergan. In November 1996, the Company entered into a collaboration agreement with Allergan Inc. ("Allergan") to develop certain of the Company's NMDA ion-channel blockers, sodium ion-channel blockers and combination ion-channel blockers for the treatment of ophthalmic disorders, including glaucoma. Upon signing the agreement, Allergan purchased 175,103 shares of the Company's Common Stock for $3.0 million, and Allergan provided an additional $3.0 million in research funding through November 1999. The agreement with Allergan was amended in December 1999 to extend research funding for an additional year and to expand the potential indications to include pain treatment. Pursuant to the amendment, the Company will receive research funding for the period November 1999 to November 2000 in the amount of $1.25 million.

      Allergan is responsible for developing and marketing potential products and will bear all such costs. The Company may receive up to an additional $18.5 million in cash upon the achievement of certain milestones and will receive a royalty on product sales. There can be no assurance as to when or if these milestones will be achieved. Allergan has certain termination rights, including the right, which is shared by the Company, to terminate the agreement upon 90 days' prior written notice of an uncured material breach by the other party. Pursuant to the funding agreement, Allergan has provided $3.1 million to the Company as of December 31, 1999, of which $1.0 million was included in research and development revenue in 1999, 1998 and 1997. The Company is not obligated to meet future milestones to earn this revenue and the monies received are not refundable in the event research efforts are not successful.

      Bayer AG. In December 1998, the Company entered into a collaborative agreement with Bayer AG ("Bayer") for the development of recombinant Glial Growth Factor 2 ("GGF2") for the treatment of neurodegenerative diseases such as multiple sclerosis ("MS"). In exchange for exclusive worldwide manufacturing and marketing rights to the compound, the Company received an up front licensing fee of $1.0 million and $1.0 million in reimbursements for research costs relating to a research protocol covered by the agreement. Of this total $2.0 million received, $420,000 and $1.6 million were recognized as revenue in 1999 and 1998, respectively. The Company has substantially completed its research responsibilities with respect to this agreement, and therefore does not anticipate receiving any additional research funding from Bayer. Bayer is responsible for development and marketing and all costs related thereto. The Company may receive up to $24.0 million in milestone payments, and may receive royalties on sales of GGF2 products. There can be no assurance, however, as to when or if any milestones will be achieved or whether GGF2 will become a marketed product. Either party may terminate this agreement at any time for cause, and Bayer may terminate without cause by providing 120 days written notice.

      Boehringer Ingelheim International, GmbH. In March 1995, the Company entered into license and stock purchase agreements with Boehringer Ingelheim International GmbH ("BI") to collaborate on the development and commercialization of the Company's product candidate, aptiganel. The Company and BI collaborated on two Phase III trials of aptiganel. In the second half of 1997, the Company announced the discontinuation of patient enrollment into both trials after interim analyses indicated that continuation of the trials was not justified. In November, 1998, the Company and BI terminated the collaboration and licensing agreements for aptiganel and commercial rights were returned to the Company, subject to a royalty on future sales.

      Under terms of the agreement, BI was responsible for generally 75% of all costs incurred in the development of aptiganel. Revenue earned pursuant to this agreement represented BI's reimbursement of the Company's research and development expenditures in excess of the Company's 25% obligation. The agreement provided that BI would advance cash to the Company in the event the Company's expenditures were expected to exceed its contractual obligation. Such advances were received by the Company in 1995 and 1996. Pursuant to the termination of the collaboration in 1998, the Company and BI finalized their accountings of research and development expenses incurred pursuant to the agreement. As a result of the final accounting, the Company repaid to BI $1.5 million in excess advances received in prior years. The Company recognized $1.2 million in revenue in 1998, representing the remainder of excess advances received in prior periods. Revenue recognized in 1997 pursuant to this agreement totaled $2.9 million. The Company will recognize no further revenue pursuant to this collaboration.

      Cambridge NeuroScience Partners, Inc. In December 1996, the Company entered into a collaboration agreement with The J. David Gladstone Institutes ("Gladstone") and The Regents of the University of California (the "University") for the development of treatments for Alzheimer's disease and other neurological diseases, disorders or injuries. In connection with the collaboration, the Company formed a subsidiary, Cambridge NeuroScience Partners, Inc. ("CNPI"). Cambridge NeuroScience made a $1.25 million equity investment in CNPI upon the consummation of the collaboration and owns 80% of the outstanding common stock of CNPI, with Gladstone and the University owning 15% and 5%, respectively, of the remaining outstanding shares of CNPI common stock.

      Pursuant to the terms of the collaboration, Gladstone conducted a research program over a three-year period through December 1999, for which CNPI provided funding of $1.25 million per year. Pursuant to the agreement, Cambridge NeuroScience provided CNPI, interest-free, all amounts necessary for CNPI to make such payments. CNPI had a three-year option to acquire an exclusive royalty-bearing license to intellectual property developed in the field of research under the collaboration. Expenses relating to this agreement included in research and development expense totaled $1.3 million in 1999 and $1.4 million in 1998 and 1997. As of December 31, 1999, the Company and CNPI had completed their funding obligation pursuant to this agreement and decided not to exercise a license to the intellectual property. As such, the Company does not anticipate incurring additional research costs for this program.

      Creative Biomolecules, Inc. On December 31, 1998, the Company entered into a technology licensing agreement with Creative Biomolecules, Inc. ("CBMI") whereby CBMI has acquired the exclusive rights to GDF-1 in exchange for an up front cash payment and future royalties on product sales. Either party may terminate this agreement upon a material breach which is not cured within 60 days of written notice of such breach. The Company has no future obligations with respect to this agreement.

NOTE I - COMMITMENTS

         The Company leases its office and research facilities under the terms of an agreement, which expires in July 2000. Under terms of this lease, the Company pays property taxes, insurance, maintenance, and expenses related to the leased property. Rent expense relating to this lease was approximately $1.6 million in the year ended December 31, 1999, $1.3 million in 1998 and $1.1 million in 1997. The Company's lease expires in July 2000. In anticipation of this expiration, the Company is evaluating a number of potential facility lease opportunities, and expects to lease approximately 10,000 square feet of space. The Company cannot currently estimate the amounts of minimum rental commitments for future years with respect to such potential lease.

      In June 1998, the Company sub-leased approximately half of its office and laboratory facilities to a third party. Under terms of the sublease agreement, which expires in July 2000, the sub-lessee pays a base rent amount and a pro-rata share of insurance, maintenance, utilities and other operating expenses relating to the facility. In 1999 and 1998, the Company received $864,000 and $392,000, respectively, in minimum sub-lease rentals pursuant to this agreement.

Minimum future obligations and rentals under the terms of the facilities lease and sub-lease agreement are (in thousands):

                                              Future         Future
                                          Minimum Lease     Minimum
                                           Obligations      Rentals
                                          -------------     -------

               2000                            $645           $504
                                               ----           ----
               Total                           $645           $504
                                               ====           ====


      The Company has no material, non-cancelable commitments as of December 31, 1999.

NOTE J - RESTRUCTURING

      In March 1998, the Company implemented a restructuring plan that included a reduction in staff by 34 employees, consisting of 22 research, four drug development and eight administrative and support employees. Included in operating expenses for the year ended December 31, 1998 was a one-time cost of $921,000 associated with this reduction in staff, consisting primarily of severance and related benefits, which were paid in full in 1998. Following the reduction in headcount, in June 1998, the Company sub-leased approximately half of its office and laboratories facilities to a third party thereby reducing facilities related operating expenses. (See Note I)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 1(a) hereof, and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 30, 2000.

ITEM 11.    EXECUTIVE COMPENSATION

      The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Principal Stockholders" in the 2000 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Employment Agreements" and "Compensatory Arrangements" in the 2000 Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)      FINANCIAL STATEMENTS

          The following Financial Statements of the Company are included in response to Item 8 of this report:

                                                                           PAGE
                                                                           ----

          Index to Consolidated Financial Statements                        21

          Report of Independent Auditors                                    22

          Consolidated Balance Sheets                                       23

          Consolidated Statements of Operations                             24

          Consolidated Statements of Changes in Stockholders' Equity        25

          Consolidated Statements of Cash Flows                             26

          Notes to Consolidated Financial Statements                        27

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

 3.2 Amended and Restated By-laws of Registrant. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission August 11, 1999, and incorporated herein by reference.

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

10.19+ Collaborative Research, Development and Marketing Agreement dated as of November 20, 1996 between the Company and Vision Pharmaceuticals L.P., d/b/a Allergan, Inc. Filed as Exhibit 99.1 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.20+ Stock Purchase Agreement dated as of November 20, 1996 between the Company and Vision Pharmaceuticals L.P., d/b/a Allergan, Inc. Filed as
          Exhibit 99.2 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.21+ Credit Agreement dated as of November 20, 1996 between the Company and Vision Pharmaceuticals L.P, d/b/a Allergan, Inc. Filed as Exhibit 99.3 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

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

10.26 Termination agreement dated November 4, 1998, between the Company and Boehringer Ingelheim International, GmbH. Filed as exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Commission on November 12, 1998, and incorporated herein by reference.

10.27+ Research Collaboration and License Agreement dated as of December 23, 1998 between the Company and Bayer AG. Filed as exhibit 10.27 to the Annual Report on Form 10-K for the period ended December 31, 1998, filed with the Commission on March 31, 1999, and incorporated herein by reference.

10.28# Amendment to Collaborative Research, Development and Marketing Agreement dated December 1999, between the Company and Vision Pharmaceuticals L.P, d/b/a Allergan, Inc.

21.1#     Subsidiaries of the Company. Filed herewith.

23.1#     Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1      Powers of Attorney. Contained on signature page hereto.

27.1#     Financial Data Schedule for the year ended December 31, 1999.

99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

------------------
      * Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.

      + Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.

      # Filed electronically in connection with the Annual Report on Form 10-K for the year ended December 31, 1999.

(b)         REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Date: March 8, 2000              CAMBRIDGE NEUROSCIENCE, INC.

                                       By: /s/ Harry W. Wilcox
                                           -------------------------------------
                                           Harry W. Wilcox, III
                                           President and Chief Executive Officer

                                       By: /s/ Glenn A. Shane
                                           -------------------------------------
                                           Glenn A. Shane
                                           Controller and Treasure

                                POWER OF ATTORNEY

           We, the undersigned Directors of Cambridge NeuroScience, Inc., hereby severally constitute and appoint Robert N. McBurney, Harry W. Wilcox, III and William T. Whelan and each of them singly, our true and lawful attorneys-in-fact, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, the Annual Report on Form 10-K of Cambridge NeuroScience, Inc., for fiscal year 1999, and any and all amendments thereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

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

           WITNESS our hands on the dates set forth below:

           SIGNATURE         TITLE                             DATE
           ---------         -----                             ----

/s/ Harry W. Wilcox          President, Chief                  March 8, 2000
-------------------------    Executive Officer and Director
Harry W. Wilcox, III         (Principal Financial Officer)

/s/ Nancy S. Amer            Director                          March 8, 2000
-------------------------
Nancy S. Amer

/s/ Burkhard Blank           Director                          March 8, 2000
-------------------------
Burkhard Blank

/s/ Ira A. Jackson           Director                          March 8, 2000
-------------------------
Ira A. Jackson

/s/ Joseph B. Martin         Director                          March 8, 2000
-------------------------
Joseph B. Martin

/s/ Paul C. O'Brien          Director                          March 8, 2000
-------------------------
Paul C. O'Brien

                                  EXHIBIT INDEX


NUMBER                              DESCRIPTION
------                              -----------

 3.1       Restated Certificate of Incorporation of Registrant. Filed as Exhibit
           4.1 to Registration Statement on Form S-8, File No. 33-42933, and incorporated herein by reference.

 3.2 Amended and Restated By-Laws of Registrant. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Commission August 11, 1999, and incorporated herein by reference.

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

10.19+ Collaborative Research, Development and Marketing Agreement dated as of November 20, 1996 between the Company and Vision Pharmaceuticals L.P., d/b/a Allergan, Inc. Filed as Exhibit 99.1 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.20+ Stock Purchase Agreement dated as of November 20, 1996 between the Company and Vision Pharmaceuticals L.P., d/b/a Allergan, Inc. Filed as Exhibit 99.2 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

10.21+ Credit Agreement dated as of November 20, 1996 between the Company and Vision Pharmaceuticals L.P., d/b/a Allergan, Inc. Filed as
           Exhibit 99.3 to Amendment No. 1 to the Current Report on Form 8-K/A dated August 19, 1996, as filed with the Commission on January 29, 1997, and incorporated herein by reference.

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

10.27+ Research Collaboration and License Agreement dated as of December 23, 1998 between the Company and Bayer AG. Filed as Exhibit 10.27 to the Annual Report on Form 10-K for the period ended December 31, 1998, filed with the Commission on March 31, 1999, and incorporated herein by reference.

10.28 Amendment to Collaborative Research, Development and Marketing Agreement dated December 1, 1999 between the Company and Vision Pharmaceuticals L.P., d/b/a Allergan, Inc. Filed herewith.

21.1       Subsidiaries of the Company.  Filed herewith.

23.1       Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1       Powers of Attorney. Contained on signature page hereto.

27.1 Financial Data Schedule for the year ended December 31, 1999. Filed herewith.

99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.


------------------------
      * Identifies a management contract or compensatory plan or agreement in which an executive officer or Director of the Company participates.
      + Confidential information contained in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission.