Form 10-K/A
period 1999-12-31
CAMBRIDGE NEUROSCIENCE INC
filed 2000-04-26
CIK 874384

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:

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

                                EXPLANATORY NOTE

         The purpose of this amendment is to amend and restate Part III of Form 10-K filed on March 17, 2000. The amended and restated items are as follows: directors of the registrant, executive compensation, security ownership of beneficial owners and management, and certain relationships and related transactions. These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is contained in part herein and in part under the caption "Executive Officers of the Company" in Part I, Item 1(a) of the Form 10-K.

         The current Directors of the Registrant, together with information furnished by each of them regarding their respective principal occupation, business experience and certain other information are as follows.


                                   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
NAME (AGE)                                  AND OTHER DIRECTORSHIPS
---------                        -----------------------------------------------
Paul C. O'Brien                  Director since May 1992. Chairman of the Board
(60)                             of  Directors  since May 1998. Since January
                                 1995, Mr. O'Brien has been President and Chief
                                 Executive Officer of The O'Brien Group, Inc., a
                                 consulting company. From 1993 until December
                                 1994, Mr. O'Brien was Chairman of New England
                                 Telephone and Telegraph Company, a wholly-owned
                                 subsidiary of NYNEX Corporation. He is a
                                 director of Renaissance Worldwide, Inc., an
                                 information technology consulting company,
                                 MangoSoft, Inc., a software technology company,
                                 and is Chairman of View Tech, Inc., a video and
                                 telecommunications systems company. Mr. O'Brien
                                 earned a B.S. degree in electrical engineering
                                 from Manhattan College, an M.B.A. degree from
                                 New York University and holds three honorary
                                 doctorates.

Nancy S. Amer                    Director since September 1994. Since December
(39)                             1996, Ms. Amer has been a General Partner of
                                 Crescent Gate, L.P., a middle-market buyout
                                 fund. From December 1994 through December 1996,
                                 Ms. Amer was a Managing Director of Harvard
                                 Private Capital Group, Inc., a subsidiary of
                                 Harvard Management Company. Ms. Amer earned
                                 B.A. and M.B.A. degrees from Harvard
                                 University.

Burkhard Blank, M.D.             Director since July 1995. Dr. Blank joined
(45)                             Boehringer Ingelheim GmbH, an operating
                                 division of BI, in 1986 and has served as head
                                 of international project management for
                                 Boehringer Ingelheim GmbH since 1993.

Ira A. Jackson                   Director since May 1992. Since 1999, Mr.
(51)                             Jackson has been a Joint Fellow at Harvard
                                 University's John F. Kennedy School of
                                 Government. Prior thereto, Mr. Jackson was an
                                 Executive Vice President of BankBoston, a
                                 commercial bank, where he served from 1987 to
                                 1999. Mr. Jackson received an A.B. from Harvard
                                 University and an M.P.A. from the Kennedy
                                 School of Government and attended the Advanced
                                 Management Program at the Harvard Business
                                 School.

Joseph B. Martin, M.D., Ph.D.    Director since February 1987. Dr. Martin has
(61)                             been Dean of Harvard Medical School since July
                                 1997. Prior thereto, Dr. Martin was Chancellor
                                 of the University of California, San Francisco
                                 since July 1993.

Harry W. Wilcox, III             Director since May 1998. President and Chief
(46)                             Executive Officer of Cambridge NeuroScience,
                                 Inc., since May 1998. From December 1995 to May
                                 1998, Mr. Wilcox was the Company's Senior Vice
                                 President, Finance and Business Development and
                                 Chief Financial Officer. Prior to joining the
                                 Company, Mr. Wilcox was employed at Cellcor,
                                 Inc., a biotechnology company, since 1990,
                                 where he was most recently Senior Vice
                                 President of Business Development and Finance
                                 and Chief Financial Officer. Mr. Wilcox earned
                                 a B.A. degree in Finance from the University of
                                 Arizona and an M.B.A. degree from Boston
                                 University. Mr. Wilcox is a Certified Public
                                 Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of the Company's securities and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

     Based solely on a review of reports furnished to the Company and written representation that no other reports were required, the Company believes that during and with respect to fiscal year 1999 the executive officers and directors of the Company timely complied with all applicable Section 16(a) filing requirements.

ITEM 11.          EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the Chief Executive Officer of the Company during the year ended December 31, 1999 and each of the other most highly compensated executive officers whose salary and bonus for 1999 exceeded $100,000 (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                              LONG-TERM
                                                                            COMPENSATION
                                                 ANNUAL COMPENSATION           AWARDS
                                                 -----------------------   ----------------
                                                                             SECURITIES          ALL OTHER
                                                  SALARY       BONUS         UNDERLYING        COMPENSATION
    NAME AND PRINCIPAL POSITION         YEAR      ($) (1)     ($) (2)      OPTIONS (#) (3)        ($) (4)
-----------------------------------    -------   ----------   ----------   ---------------    ----------------
   Harry W. Wilcox, III                 1999       225,000     13,500           100,000            7,335
     President and Chief                1998       212,807     22,500           250,000           11,974
     Executive Officer                  1997       189,578          -            30,000           12,116

   Robert N. McBurney                   1999       224,700     13,482           100,000            6,280
     Sr. Vice Pres., Research,          1998       224,700     22,470                 -           11,009
     Chief Scientific Officer           1997       224,700          -            15,000           10,694

   Laima I. Mathews                     1999       121,000      7,260                 -            3,340
     Vice President, Drug               1998       121,000     12,100            50,000            6,338
     Development                        1997       119,206          -             1,250            6,774

   David I. Gwynne                      1999       141,853      8,511                 -            5,847
     Vice Pres., Biotechnology          1998       136,143     14,185            50,000            8,342
     and Business Development           1997       121,993          -             1,250            8,298

(1) Includes compensation deferred during fiscal years 1999, 1998 and 1997 pursuant to a 401(k) Plan.

(2) Bonuses were earned in the year indicated and paid in the subsequent year.

(3) Consists of options granted under the Equity Plan to acquire shares of the Company's Common Stock.

(4) The amounts shown in this column for 1999 are derived from the following figures for Mr. Wilcox, Dr. McBurney, Mrs. Mathews and Dr. Gwynne, respectively: $5,063, $4,775, $3,340 and $4,377 for match of contributions to 401(k) Plan; and $2,272, $1,505, $0, and $1,470 for life insurance. The amounts shown in this column for 1998 are derived from the following figures for Mr. Wilcox, Dr. McBurney, Mrs. Mathews and Dr. Gwynne, respectively:
    $9,600, $9,600, $6,050 and $8,168 for match of contributions to 401(k) Plan; and $2,374, $1,409, $288 and $174 for life insurance. The amounts shown in this column for 1997 are derived from the following figures for Mr. Wilcox, Dr. McBurney, Mrs. Mathews and Dr. Gwynne, respectively: $9,496, $9,500, $6,630 and $8,154 for match of contributions to 401(k) Plan; and $2,620, $1,194, $144 and $144 for life insurance.

       The following table provides information regarding stock options granted during 1999 to the named executive officers.



                                      OPTION GRANTS IN LAST FISCAL YEAR
                             ---------------------------------------------------

                                           % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                              NUMBER OF     OPTIONS                                       AT ASSUMED ANNUAL RATES OF
                              SECURITIES   GRANTED TO                                    STOCK PRICE APPRECIATION FOR
                              UNDERLYING   EMPLOYEES     EXERCISE OR                            OPTION TERM (1)
                               OPTIONS     IN FISCAL      BASE PRICE    EXPIRATION      ---------------------------
            NAME               GRANTED        YEAR          ($/SH)         DATE          5% ($)         10% ($)
            ----              ----------   ----------    -----------    ----------       ------         -------
   Harry W. Wilcox, III         100,000        41%           0.69        1/5/09          43,394         109,968

   Robert N. McBurney           100,000        41%           0.69        1/5/09          43,394         109,968

   David I. Gwynne                    -          -              -             -               -               -

   Laima I. Mathews                   -          -              -             -               -               -

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

       The following table provides information regarding the number of securities underlying unexercised options held by the named executive officers at December 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES (1)


                                                     NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED OPTIONS         VALUE OF UNEXERCISED
                                                             AT                       IN-THE-MONEY OPTIONS AT
                                                        FISCAL YEAR-END                    FISCAL YEAR-END
                                                -------------------------------      -------------------------
                                                   EXERCISABLE UNEXERCISABLE         EXERCISABLE UNEXERCISABLE
                                                -------------------------------      -------------------------
                 Harry W. Wilcox, III                183,125        246,875          $10,378          $28,422
                 Robert N. McBurney                  233,437         91,563            4,172           18,078
                 David I. Gwynne                      66,702         33,048            1,241            2,069
                 Laima I. Mathews                     53,484         32,766            1,241            2,069

(1) Values are based on the closing price of the Company's common stock as reported on the OTCBB on December 31, 1999 of $0.91. None of the named executive officers exercised stock options during the fiscal year ended December 31, 1999.

DIRECTOR COMPENSATION

     The Company compensates outside directors for attendance at meetings of the Board of Directors and committees thereof at a rate of $12,000 per year, paid quarterly.

COMPENSATORY ARRANGEMENT

     The Company has adopted a compensatory arrangement pursuant to which certain current and former executive officers and other members of management will be compensated in the event of the completion of a sale, merger or liquidation of the Company. The executive officers covered by this arrangement are Drs. David Gwynne and Robert N. McBurney, Mr. Harry W. Wilcox, III and Mrs. Laima I. Mathews. Compensation to be paid to these officers under this compensatory arrangement includes a success bonus based on a percentage, 2.25% to 5%, of the incremental value of a transaction beyond $40.0 million. The allocation of the bonus to eligible individuals is based on a pre-determined percentage per person. Except as otherwise determined by the Board of Directors, in the event that any of these individuals voluntarily terminates his or her employment with the Company prior to the successful completion of such a transaction, no bonus will be paid to that individual. In the event the Company terminates the employment of any of these individuals, he or she will receive severance payments ranging from 25% to 100% of his or her base salary and the continuation for a prescribed period of all employee benefits currently provided by the Company. Employees who held the following positions, which were eliminated in connection with a reduction in workforce in March 1998, remain eligible to participate in the success bonus: Vice President, Legal Affairs and Intellectual Property; and Vice President, Drug Discovery.

     Other than the arrangement described above, no other employment agreement or contract exists between the Company and the named executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information with respect to beneficial ownership of the Company's outstanding Common Stock as of March 31, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors,
(iii) the Chief Executive Officer of the Company, (iv) each of the other named executive officers, and (v) all current directors and executive officers as a group.


                                                                                 SHARES OF COMMON
                                                                            STOCK BENEFICIALLY OWNED (1)
                                                                           ------------------------------
BENEFICIAL OWNER                                                             SHARES            PERCENT
----------------                                                           ----------         ---------
   Boehringer Ingelheim International GmbH                                  2,487,624            13.7%
     Postbox 200
     D-55218 Ingelheim, Rhein
     Germany
   BVF Partners L.P.                                                        2,469,961            13.6%
     227 West Monroe Street, Suite 4800
     Chicago, Illinois 60606(2)
   Burkhard Blank (3)                                                       2,487,624            13.7%
   Robert N. McBurney (4)                                                     345,684             1.8%
   Harry W. Wilcox, III (5)                                                   269,291             1.4%
   David I. Gwynne (6)                                                         91,021             *
   Laima I. Mathews (7)                                                        72,793             *
   Joseph B. Martin (8)                                                        53,125             *
   Paul C. O'Brien (9)                                                         50,625             *
   Ira A. Jackson (10)                                                         25,625             *
   Nancy S. Amer (11)                                                          15,000             *
   All current executive officers and directors (ten persons) (12)          3,460,803            18.1%

* Less than one percent

(1) Except as otherwise indicated, each owner has sole voting and investment power of the shares owned. Shares issuable upon the exercise of options described in the following notes are treated as outstanding solely for purposes of calculating the percentage ownership of such person or group. On March 31, 2000, the Company had outstanding 18,135,964 shares of Common Stock.

(2) Based soley on review of Schedule 13G/A filed February 11, 2000 by BVF Partners L.P., a Delaware limited partnership.

(3) All of the shares indicated as owned by Dr. Blank are owned directly by Boehringer Ingelheim International GmbH ("BI") and are included because of Dr. Blank's affiliation with BI. He is head of international project management for an operating division of BI. Dr. Blank disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(4) Includes 251,561 shares which may be acquired within 60 days of the date hereof by Dr. McBurney pursuant to the exercise of stock options and 19,150 shares held in the Company's 401(k) Plan. Also includes 10,000 shares held in trust for Dr. McBurney's children.

(5) Includes 230,624 shares which may be acquired within 60 days of the date hereof by Mr. Wilcox pursuant to the exercise of stock options and 14,337 shares held in the Company's 401(k) Plan.

(6) Consists of 74,514 shares which may be acquired within 60 days of the date hereof by Dr. Gwynne pursuant to the exercise of stock options and 16,507 shares held in the Company's 401(k) Plan.

(7) Consists of 60,640 shares which may be acquired within 60 days of the date hereof by Mrs. Mathews pursuant to the exercise of stock options and 12,153 shares held in the Company's 401(k) Plan.

(8) Includes 25,625 shares which may be acquired within 60 days of the date hereof by Dr. Martin pursuant to the exercise of stock options.

(9) Includes 25,625 shares which may be acquired within 60 days of the date hereof by Mr. O'Brien pursuant to the exercise of stock options.

(10) Consists of 25,625 shares which may be acquired within 60 days of the date hereof by Mr. Jackson pursuant to the exercise of stock options.

(11) Consists of 15,000 shares which may be acquired within 60 days of the date hereof by Ms. Amer pursuant to the exercise of stock options.

(12) See Notes (3) through (11) above.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Compensatory Arrangement" in Item 11 regarding an arrangement pursuant to which certain current and former executive officers and other members of management will be compensated in the event of the completion of a sale, merger or liquidation of the Company. The executive officers covered by this arrangement are Drs. David Gwynne and Robert N. McBurney, Mr. Harry W.
Wilcox, III and Mrs. Laima I. Mathews.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    April 26, 2000        CAMBRIDGE NEUROSCIENCE, INC.

                                        By:  /s/ Harry W. Wilcox
                                           -------------------------------------
                                                 Harry W. Wilcox, III
                                                 President and Chief Executive
                                                 Officer

                                        By:  /s/ Glenn A. Shane
                                           -------------------------------------
                                                 Glenn A. Shane
                                                 Controller and Treasurer


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

         WITNESS our hands on the dates set forth below:


         SIGNATURE                             TITLE                            DATE
         ---------                             -----                            ----
/s/ Harry W. Wilcox                   President, Chief
------------------------------------  Executive Officer and Director        April 26, 2000
    Harry W. Wilcox, III              (Principal Financial Officer)

/s/ Nancy S. Amer                     Director                              April 26, 2000
------------------------------------
    Nancy S. Amer

/s/ Burkhard Blank                    Director                              April 26, 2000
------------------------------------
    Burkhard Blank

                                      Director
------------------------------------
    Ira A. Jackson

/s/ Joseph B. Martin                  Director                              April 26, 2000
------------------------------------
    Joseph B. Martin

/s/ Paul C. O'Brien                   Director                              April 26, 2000
------------------------------------
    Paul C. O'Brien