Form 10-Q
period 2000-03-31
CAMBRIDGE NEUROSCIENCE INC
filed 2000-05-12
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended: MARCH 31, 2000 Commission File No. 0-19193



                          CAMBRIDGE NEUROSCIENCE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       13-3319074
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)



                        ONE KENDALL SQUARE, BUILDING 700
                               CAMBRIDGE, MA 02139
            ----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                  617-225-0600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X       No
                                        ---

At April 30, 2000, 18,135,964 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                      INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
        At March 31, 2000 and December 31, 1999                                               3

     Condensed Consolidated Statements of Operations for the
        three months ended March 31, 2000 and 1999                                            4

     Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2000 and 1999                                    5

     Notes to Condensed Consolidated Financial Statements                                     6 - 7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       7 - 9

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                           10

PART II - OTHER INFORMATION
---------------------------

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                                    11

SIGNATURES                                                                                    12

EXHIBIT INDEX                                                                                 13


                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                            March 31,         December 31,
                                                                             2000                1999
                                                                          -----------         ------------
                ASSETS                                                    (Unaudited)            (Note)
Current Assets
    Cash and cash equivalents                                              $   3,690           $   3,333
    Marketable securities                                                      5,522               6,489
    Receivables from collaboration agreements                                     63                 171
    Prepaid expenses and other current assets                                    519                 491
                                                                           ---------          ----------
Total Current Assets                                                           9,794              10,484
Equipment, Furniture and Fixtures, net                                           254                 285
                                                                           ---------          ----------
Total Assets                                                               $  10,048          $   10,769
                                                                           =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                  $     771          $      753
    Research and development advances                                              -                   -
                                                                           ---------          ----------
Total Current Liabilities                                                        771                 753

Stockholders' Equity
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                                               -                   -
    Common stock, par value $.001, 30,000
      shares authorized; 18,136 shares issued
      and outstanding at March 31, 2000
      and at December 31, 1999                                                    18                  18
    Additional paid-in capital                                               120,118             120,118
    Accumulated deficit                                                     (110,859)           (110,120)
                                                                           ---------           ---------
Total Stockholders' Equity                                                     9,277              10,016
                                                                           ---------           ---------
Total Liabilities and Stockholders' Equity                                 $  10,048           $  10,769
                                                                           =========           =========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                           -----------------------------
                                                                             2000               1999
                                                                           ---------          ----------
Revenues
     Research and development                                              $     313           $     382

Operating expenses
     Research and development                                                    899               1,239
     General and administrative                                                  292                 319
                                                                           ---------           ---------
                                                                               1,191               1,558
                                                                           ---------           ---------
Loss from operations                                                            (878)             (1,176)
Interest income                                                                  139                 170
                                                                           ---------           ---------
Net loss                                                                   $    (739)          $  (1,006)
                                                                           =========           =========

Basic and diluted net loss per share                                       $   (0.04)          $   (0.06)
                                                                           =========           =========
Shares used in computing basic and diluted net
   loss per share                                                             18,136              18,100
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

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                           ------------------------------
                                                                              2000               1999
                                                                           ----------          ----------
Operating Activities
  Net loss                                                                 $    (739)          $  (1,006)
  Items not requiring cash:
    Depreciation and amortization                                                 39                  48
                                                                           ---------           ---------
                                                                                (700)               (958)
Changes in current assets and liabilities:
  Receivables from collaboration agreements                                      108               1,868
  Prepaid expenses and other current assets                                      (28)                375
  Accounts payable and accrued expenses                                           18                (675)
  Research and development advances                                               --                (250)
                                                                           ---------           ---------
                                                                                  98               1,318
                                                                           ---------           ---------
    Cash (used for) provided by operating activities                            (602)                360

Investing Activities
  Purchases of marketable securities                                            (990)             (1,840)
  Sales of marketable securities                                               1,957               1,613
  Purchase of equipment, furniture and
   fixtures, net of disposals                                                     (8)                 --
                                                                           ---------          ----------
    Cash provided by (used for) investing activities                             959                (227)

Financing Activities
  Sale of common stock                                                            --                   8
                                                                           ---------          ----------
    Cash provided by financing activities                                         --                   8

Net increase in Cash and Cash Equivalents                                        357                 141

Cash and Cash Equivalents at beginning of period                               3,333               4,863
                                                                           ---------          ----------
Cash and Cash Equivalents at end of period                                 $   3,690          $    5,004
                                                                           =========          ==========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

     This Form 10-Q should be read in conjunction with the Company's 1999 Annual Report on Form 10-K (file number 0-19193). The condensed consolidated balance sheet presented as of December 31, 1999 is derived from such Form 10-K.

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

3.   RESEARCH AND DEVELOPMENT REVENUE

     Research and development revenue represents reimbursements by third parties of the Company's expenditures pursuant to collaboration and license agreements and government grants. Monies received or receivable with respect to such agreements are deemed recognizable as revenue and recorded as such when all of the following have occurred: all obligations of the Company relating to the revenue have been met; monies received or receivable are not refundable irrespective of research results; and there are no future obligations or future milestones to be met by the Company with respect to such monies. Revenue from government grants is recorded based on the performance requirements of each respective grant. Expenses relating to collaboration and license agreements and to the performance of government grants are recorded as research and development expenses.

     Cash received in advance of research and development revenue pursuant to the Company's research and development agreements is designated as research and development advances and is included in current liabilities.

                          CAMBRIDGE NEUROSCIENCE, INC.

4.   NEW ACCOUNTING PRINCIPLE

     In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. The Company cautions readers that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties relating to the Company's product candidates; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of all of the Company's product candidates; the Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; technical risks associated with the development of new products; the competitive environment of the biotechnology and pharmaceutical industries, and the Company's ability to resolve potential year 2000 problems on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues
--------

     Research and development revenues in the three months ended March 31, 2000 decreased by $69,000 compared to the same period of 1999. Total revenue in the first quarter of this year was solely comprised of research funding by Allergan, Inc. (Allergan) under a collaboration in the area of eye disorders. Revenue pursuant to this collaboration was $63,000 higher than in last year's first quarter. This was the result of an increase in annual funding from $1.0 million per year or $250,000 per quarter, for the twelve month period ended November 1999, to $1.25 million per year or $313,000 per quarter, which is the funding rate for the twelve month period ending November 2000.

     Revenue in the first quarter of last year was comprised of $250,000 in research funding under the Allergan collaboration and $132,000 in research funding from Bayer AG (Bayer), the Company's collaborator for Glial Growth Factor 2 (GGF2). The Bayer revenue represented reimbursement of

                          CAMBRIDGE NEUROSCIENCE, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

the Company's costs under a research protocol covered by the agreement. Such reimbursement totaled $1.0 million, and was received in full as of December 31, 1999. As of that date, the Company had completed its performance obligations with respect to this collaboration (i.e. the research protocol), and will therefore receive no further research funding from Bayer.

Operating Expenses
------------------

     Total operating expenses in the three months ended March 31, 2000 decreased by $367,000 compared to the same period in 1999, a decrease of 24%. This decrease was primarily due to lower research and development costs, by $340,000, primarily in the area of Alzheimer's disease. During 1999, the Company incurred $1.25 million, or $313,000 per quarter in research costs associated with a collaboration with the J. David Gladstone Institutes (Gladstone) for research in Alzheimer's disease. At December 31, 1999, the Company had completed its funding obligations with respect to such research, and opted to conclude its research and collaboration in this program.

Interest Income
---------------

     Interest income for the quarter ended March 31, 2000 decreased by $31,000 compared to the same period in 1999, as a result of lower cash, cash equivalents and marketable securities available for investment, due to the use of cash for operating purposes.

Net Loss Per Share
------------------

     For the quarter ended March 31, 2000, the Company's net loss was lower by $267,000 than that of the same period last year. This difference was primarily the result of lower research and development expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had cash, cash equivalents and marketable securities of $9.2 million, compared to $9.8 million at December 31, 1999, a decrease of $600,000. The decrease was primarily due to the use of cash for operating activities.

     In December 1998, the Company and Bayer entered into an agreement whereby Bayer licensed the Company's rights to GGF2, initially for the treatment of multiple sclerosis. In exchange, the Company received an upfront license fee of $1.0 million, and during 1999 received $1.0 million for reimbursement of research costs under a research protocol covered by the agreement.

     Under terms of the collaboration, Bayer pays the costs of research, development and manufacturing for GGF2. In addition, Bayer performs all such activities, with the exception of certain initial research studies, which were conducted by the Company and were subject to reimbursement by Bayer. These initial studies were completed by the Company as of December 31, 1999. As of that date, the Company had received all potential reimbursements, totaling $1.0 million, for such studies, and had no further responsibility to conduct research studies. As such, it will receive no further research reimbursement from Bayer.

                          CAMBRIDGE NEUROSCIENCE, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company may receive up to $24.0 million in milestone payments, however, there can be no assurance as to when or if any milestones will be achieved. Bayer may terminate this agreement at any time upon 120 days written notice.

     As discussed in the Company's 1999 Form 10-K filed on March 17, 2000, Bayer and the Company are in the process of evaluating data from recent studies performed by Bayer. Based on results of these studies, Bayer has indicated it is undertaking a comprehensive review of all available options for further development of GGF2 before finalizing a decision on further development. No assurance can be given that there will not be a substantial delay in the development of GGF2 or that Bayer will continue the development of GGF2.

     Pursuant to a collaborative agreement with Allergan, the Company received a total of $3.0 million in research funding, $1.0 million per year, through November 1999. In December 1999, the research collaboration was renewed for a one year period through November 2000. Funding for this additional twelve-month period is at the rate of $1.25 million. Through March 31, 2000, the Company had received $449,000 of this $1.25 million, and expects to receive the remaining $801,000 during 2000. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate this agreement upon six months prior written notice.

     In December 1999, the Company completed its funding obligations with respect to research in the area of Alzheimer's disease. Such research was being conducted by Gladstone under a collaboration agreement signed in 1996. Pursuant to this collaboration, Gladstone conducted a research program over a three-year period for which the Company provided $1.25 million in funding per year. In December 1999, the Company decided not to pursue further research in this area.

     The Company is in the process of preparing for phase II clinical trials of CNS 5161 for the treatment of chronic pain. The Company hopes to begin enrollment of patients into a phase II study by the end of 2000. Prior to enrolling patients, the Company must complete certain manufacturing, safety and other drug-related studies. The Company anticipates expending approximately $1.0 million during 2000 undertaking this further development of CNS 5161.

     The Company is continuing to evaluate alternatives for maximizing shareholder value, which may include the sale of some or all of the Company's technology and other assets or a merger with another company.

     The Company believes that its cash, cash equivalents and marketable securities, totaling $9.2 million as of March 31, 2000, will be sufficient to maintain operations into 2001.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by Item 3 is not provided as the disclosure requirements are not applicable to the Company pursuant to Item 305(e) of Regulation S-K.

                          CAMBRIDGE NEUROSCIENCE, INC.

PART II - OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

        27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 2000 (for electronic filing only)

        10.29 Lease agreement between the Company and New Providence Realty Trust dated April 11, 2000 (for electronic filing only).

         (b)      Reports on Form 8-K

         None.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAMBRIDGE NEUROSCIENCE, INC.


Date May 12, 2000                          /s/ Harry W. Wilcox, III
---------------------------------          ------------------------
                                           Harry W. Wilcox, III
                                           President and Chief Executive Officer
                                           (Principal Executive Officer; Acting
                                           Principal Financial Officer)

Date May 12, 2000                          /s/ Glenn A. Shane
---------------------------------          -------------------------
                                           Glenn A. Shane
                                           (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------
27.1 Financial Data Schedule for the interim year-to-date period ended March 31, 2000 (for electronic filing only)

10.29 Lease agreement between the Company and New Providence Realty Trust dated April 11, 2000 (for electronic filing only).