Form 10-Q
period 2000-06-30
CAMBRIDGE NEUROSCIENCE INC
filed 2000-08-14
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



      For Quarterly Period Ended: JUNE 30, 2000 Commission File No. 0-19193



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



                             333 PROVIDENCE HIGHWAY
                                NORWOOD, MA 02062
           (Address of principal executive offices including zip code)


                                  781-255-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


             Former address: One Kendall Square, Cambridge, MA 02139


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]        No [ ]

At July 31, 2000, 18,149,889 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                      INDEX


                                                                         PAGE
PART I - FINANCIAL INFORMATION                                          NUMBER
------------------------------                                          ------

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
        at June 30, 2000 and December 31, 1999                            3

     Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 2000 and 1999                 4-5

     Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 2000 and 1999                   6

     Notes to Condensed Consolidated Financial Statements                 7-8

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9 - 12

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       12

PART II - OTHER INFORMATION
---------------------------

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                13

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                       June 30,    December 31,
                                                         2000          1999
                                                      ---------    ------------
                ASSETS                               (Unaudited)      (Note)

Current Assets
    Cash and cash equivalents                         $   2,614      $   3,333
    Marketable securities                                 5,981          6,489
    Receivables from collaboration agreements                30            171
    Prepaid expenses and other current assets               726            491
                                                      ---------      ---------
Total Current Assets                                      9,351         10,484

Equipment, Furniture and Fixtures, net                      233            285
                                                      ---------      ---------
Total Assets                                          $   9,584      $  10,769
                                                      =========      =========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses             $   1,470      $     753
                                                      ---------      ---------
Total Current Liabilities                                 1,470            753

Stockholders' Equity
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                         --             --
    Common stock, par value $.001, 30,000
      shares authorized; 18,150 shares issued
      and outstanding at June 30, 2000;
      18,136 at December 31, 1999                            18             18
    Additional paid-in capital                          120,129        120,118
    Accumulated deficit                                (112,033)      (110,120)
                                                      ---------      ---------
Total Stockholders' Equity                                8,114         10,016
                                                      ---------      ---------
Total Liabilities and Stockholders' Equity            $   9,584      $  10,769
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

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three months ended June 30,
                                                    ---------------------------
                                                       2000            1999
                                                     -------         -------

Revenues
     Research and development                        $   332         $   490

Operating expenses
     Research and development                            970           1,195
     General and administrative                          669             314
                                                     -------         -------
                                                       1,639           1,509
                                                     -------         -------
Loss from operations                                  (1,307)         (1,019)
Interest income                                          133             136
                                                     -------         -------
Net loss                                             $(1,174)        $  (883)
                                                     =======         =======

Basic and diluted net loss per share                 $ (0.06)        $ (0.05)
                                                     =======         =======
Shares used in computing basic and diluted net
  loss per share                                      18,136          18,100
                                                     =======         =======




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
                                                           2000         1999
                                                         -------      -------

Revenues
     Research and development                            $   645      $   872

Operating expenses
     Research and development                              1,869        2,434
     General and administrative                              961          633
                                                         -------      -------
                                                           2,830        3,067
                                                         -------      -------
Loss from operations                                      (2,185)      (2,195)
Interest income                                              272          306
                                                         -------      -------
Net loss                                                 $(1,913)     $(1,889)
                                                         =======      =======

Basic and diluted net loss per share                     $ (0.11)     $ (0.10)
                                                         =======      =======

Shares used in computing basic and diluted net
  loss per share                                          18,136       18,100
                                                         =======      =======







          The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        5

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
                                                            2000        1999
                                                         -------     -------

Operating Activities
  Net loss                                               $(1,913)    $(1,889)
  Items not requiring cash:
    Depreciation and amortization                             78          96
  Changes in operating assets and liabilities:
    Receivables from collaboration agreements                141       1,906
    Prepaid expenses and other current assets               (235)        (54)
    Accounts payable and accrued expenses                    717        (918)
    Research and development advances                         --        (250)
                                                         -------     -------
       Cash used for operating activities                 (1,212)     (1,109)

Investing Activities
    Purchases of marketable securities                    (1,888)     (3,782)
    Sales of marketable securities                         2,396       3,777
    Purchases of equipment, furniture and fixtures           (26)         (9)
                                                         -------     -------
       Cash provided by investing activities                 482         (14)

Financing Activities
    Sale of common stock                                      11          31
                                                         -------     -------
       Cash provided by financing activities                  11          31

Net decrease in Cash and Cash Equivalents                   (719)     (1,092)

Cash and Cash Equivalents at beginning of period           3,333       4,863
                                                         -------     -------
Cash and Cash Equivalents at end of period               $ 2,614     $ 3,771
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

                          CAMBRIDGE NEUROSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

2.     ACCOUNTING PRONOUNCEMENTS
       -------------------------

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Based upon a preliminary analysis, the Company believes this interpretation will not have a significant effect on its financial statements.

       In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its financial statements.

3.     BASIC AND DILUTED NET LOSS PER SHARE
       ------------------------------------

       Net loss per share is based on the weighted-average number of common shares outstanding during each of the periods presented. Common equivalent shares from stock options are excluded as their effect is antidilutive.

                          CAMBRIDGE NEUROSCIENCE, INC.


4.     RESEARCH AND DEVELOPMENT REVENUE
       --------------------------------

       Research and development revenue represents reimbursements by third parties of the Company's expenditures pursuant to collaboration and license agreements and government grants. Monies received or receivable with respect to such agreements are recognizable as revenue and recorded as such when all of the following have occurred: all obligations of the Company relating to the revenue have been met; monies received or receivable are not refundable irrespective of research results; and, the Company has no future performance or financial obligations with respect to such monies. Revenue from government grants is recorded based on the performance requirements of each respective grant. Expenses relating to collaboration and license agreements and to the performance of government grants are recorded as research and development expenses.

       Cash received in advance of research and development revenue pursuant to the Company's research and development agreements is designated as research and development advances and is included in current liabilities.

5.     BUSINESS DEVELOPMENTS
       ---------------------

       On May 22, 2000, the Company and CeNeS Pharmaceuticals plc, a Scottish corporation (CeNeS) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for among other things, the acquisition of the Company by CeNeS through a stock merger. The Merger Agreement provides for the merger of a wholly-owned subsidiary of CeNeS into the Company (the Acquisition). Under the terms of the Merger Agreement, each Company shareholder will receive a number of shares of CeNeS ordinary shares equal to the exchange ratio for each share of Company common stock. The exact exchange ratio will be determined by diving $2.25 by the average of the closing prices of a share of CeNeS stock on the London Stock Exchange for ten consecutive full trading days ending two trading days prior to the closing date (the CeNeS Price). In the event the CeNeS Price
(i) decreases below $.9586 then the exchange ratio shall remain fixed at 2.3472 or (ii) increases above $1.3915 then the exchange ratio will be fixed at 1.6170. The transaction is expected to be a tax-free exchange to the holders of the Company common stock. The merger is expected to be completed in the fourth quarter of 2000. The transaction may be terminated by the Board of Directors of the Company if the CeNeS price is less than $.6182. The acquisition is subject to customary conditions, including but not limited to, the approval of CeNeS shareholders and Company shareholders.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The discussion contained in this section as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements based on the current expectations of the Company's management. The Company cautions readers that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in the forward-looking statements as a result of various factors, including, but not limited to, the following: inability to obtain or meet conditions imposed for stock exchange and governmental approvals for the CeNeS merger; failure of the Company's or CeNeS' stockholders to approve the merger; costs related to the merger; the risk that the Company's and CeNeS' businesses will not be integrated successfully; uncertainties relating to the Company's product candidates; uncertainties as to the Company's ability to continue operations and achieve profitability; the early stage of development of all of the Company's product candidates; the

                          CAMBRIDGE NEUROSCIENCE, INC.


Company's reliance on current and prospective collaborative partners to supply funds for research and development and to commercialize its products; technical risks associated with the development of new products; the competitive environment of the biotechnology and pharmaceutical industries, and the Company's ability to resolve potential year 2000 problems on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

       Research and development revenues in the three months ended June 30, 2000 decreased by $158,000 or 32% compared to the same period of 1999. Revenue in the second quarter of this year was comprised of research funding by Allergan, Inc. (Allergan) under a collaboration for glaucoma and revenue pursuant to a government grant. Revenue pursuant to the Allergan collaboration increased by $62,000 from last year's second quarter. This was the result of an increase in annual funding from $1.0 million per year, or $250,000 per quarter, for the twelve month period ended November 1999, to $1.25 million per year, or $313,000 per quarter, which is the funding rate for the twelve month period ending November 2000. Grant revenue totaled $20,000 in the second quarter of this year, and related to a phase I Small Business Innovation Research grant awarded by the National Institutes of Health in May 2000.

       Revenue in the second quarter of last year was comprised of $250,000 in Allergan research funding, and $240,000 in research funding from Bayer AG (Bayer), the Company's collaborator for Glial Growth Factor 2 (GGF2). The Bayer revenue represented reimbursement of the Company's costs under a research protocol covered by the agreement. Such reimbursement totaled $1.0 million, and was received in full as of December 31, 1999. As of that date, the Company had completed its performance obligations with respect to this collaboration (i.e. the research protocol), and will therefore receive no further research funding from Bayer. The Company had no government grants in 1999.

Operating Expenses

       Total operating expenses in the three months ended June 30, 2000 increased by $130,000 compared to the same period in 1999, an increase of 9%. This was due to higher general and administrative costs, primarily as a result of merger-related professional fees and travel. An increase of $355,000 in general and administrative costs was partly offset by a $225,000 decrease in research and development costs, primarily in the area of Alzheimer's disease. Last year, the Company incurred $1.25 million, or $313,000 per quarter in research costs associated with a collaboration with the J. David Gladstone Institutes (Gladstone) for research in Alzheimer's disease. At December 31, 1999, the Company had completed its funding obligations with respect to such research, and opted to conclude its research and collaboration in this program.

                          CAMBRIDGE NEUROSCIENCE, INC.


Interest Income

       Interest income for the quarter ended June 30, 2000 decreased by $3,000 compared to the same period in 1999.

Net Loss Per Share

       For the quarter ended June 30, 2000, the Company's net loss was higher by $291,000 or $0.01 per share than in the same period last year. This difference was primarily the result of lower revenue and higher expenses, both as described earlier.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

       In the six months ended June 30, 2000, the Company's research and development revenues decreased by $227,000 as compared to the same period in 1999, a decrease of 26%. This decrease was primarily due to the absence of Bayer revenue in 2000, partly offset by higher Allergan revenue. During the first six months of 1999, Bayer revenue totaled $372,000. Allergan revenue increased by $125,000 as compared to the first half of last year. During the first half of this year, the Company also had a Small Business Innovation Research Grant, accounting for $20,000 in revenue, compared to no grant revenue in 1999.

Operating Expenses

       In the first half of 2000, the Company's total operating expenses decreased by $237,000, or 8% as compared to the same period of last year. Research and development expenses decreased by $565,000 or 23%, partly offset by an increase of $328,000 in general and administrative expenses or 52% as compared to the same period of last year. The decrease in research and development expenses was the result of the Company completing its funding obligations with respect to Alzheimer's research at the end of 1999, and opting not to continue in this area. The increase in general and administrative expenses was attributable primarily to merger-related professional fees and travel expenses.

Interest Income

       Interest income decreased by $34,000, or 11%, compared to the same period in 1999. This decrease was a result of the decrease in cash and marketable securities due to the use of cash for operating activities.

Net Loss Per Share

       In the first half of 2000, the Company's net loss and net loss per share were comparable to those of a year ago.

                          CAMBRIDGE NEUROSCIENCE, INC.


LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2000, the Company had cash, cash equivalents and marketable securities of $8.6 million, compared to $9.8 million at December 31, 1999, a decrease of $1.2 million. The decrease was primarily due to the use of cash for operating activities.

       In December 1998, the Company and Bayer entered into an agreement whereby Bayer licensed the Company's rights to GGF2, initially for the treatment of multiple sclerosis. In exchange, the Company received an upfront license fee of $1.0 million, and during 1999 received $1.0 million for reimbursement of research costs under a research protocol covered by the agreement.

       Under terms of the collaboration, Bayer pays the costs of research, development and manufacturing for GGF2. In addition, Bayer performs all such activities, with the exception of certain initial research studies, which were conducted by the Company and were subject to reimbursement by Bayer. These initial studies were completed by the Company as of December 31, 1999, and as of that date, the Company had received all potential reimbursements, totaling $1.0 million, for such studies. As of December 31, 1999, the Company had no further responsibility to conduct research studies, and therefore will receive no further research reimbursement from Bayer.

       The Company may receive up to $24.0 million in milestone payments from Bayer, however, there can be no assurance as to when or if any milestones will be achieved. Bayer may terminate this agreement at any time upon 120 days written notice.

       As discussed in the Company's 1999 Form 10-K filed on March 17, 2000 and Form 10Q for the quarter ended March 31, 2000 filed on May 12, 2000, Bayer and the Company are in the process of evaluating data from Bayer studies completed in the first quarter of 2000. Based on results of these studies, Bayer has indicated it is undertaking a comprehensive review of all available options for further development of GGF2 before finalizing a decision on further development. No assurance can be given that there will not be a substantial delay in the development of GGF2 or that Bayer will continue the development of GGF2.

       Pursuant to a collaborative agreement with Allergan signed in 1996, the Company received a total of $3.0 million in research funding, $1.0 million per year, through November 1999. In December 1999, the research collaboration was renewed for a one-year period through November 2000. Funding for this additional twelve-month period is at the rate of $1.25 million. Through June 30, 2000, the Company had received $762,000 of this $1.25 million, and expects to receive the remaining $488,000 during 2000. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon the achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate this agreement upon six months prior written notice.

       In December 1999, the Company completed its funding obligations with respect to research in the area of Alzheimer's disease. Such research was being conducted by Gladstone under a collaboration agreement signed in 1996. Pursuant to this collaboration, Gladstone conducted a research program over a three-year period for which the Company provided $1.25 million in funding per year.

       In May 2000, the Company signed a definitive merger agreement with CeNeS Pharmaceuticals plc, a Scottish company, whereby the Company will become a wholly-owned subsidiary of CeNeS.

                          CAMBRIDGE NEUROSCIENCE, INC.


Completion of the merger is subject to approval of the shareholders of the Company and CeNeS, and other customary conditions. The merger is expected to be completed during the fourth quarter of 2000. The Company anticipates that professional fees relating to this merger will total approximately $800,000. As of June 30, 2000, approximately $400,000 of actual fees have been incurred.

       The Company believes that its cash, cash equivalents and marketable securities, totaling $8.6 million as of June 30, 2000, will be sufficient to maintain operations into 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The information required by Item 3 is not provided as the disclosure requirements are not applicable to the Company pursuant to Item 305(e) of Regulation S-K.

CAMBRIDGE NEUROSCIENCE, INC.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 2000 (for electronic filing only)

       (b) Reports on Form 8-K

Report on Form 8-K filed with the Commission on June 6, 2000 (Item 5).

CAMBRIDGE NEUROSCIENCE, INC.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBRIDGE NEUROSCIENCE, INC.


Date August 14, 2000                      /s/ Robert N. McBurney
     --------------------                 --------------------------------------
                                          Robert N. McBurney
                                          President and Chief Executive Officer
                                          (Principal Executive Officer; Acting
                                          Principal Financial Officer)

Date August 14, 2000                      /s/ Glenn A. Shane
     --------------------                 --------------------------------------
                                          Glenn A. Shane
                                          (Principal Accounting Officer)

CAMBRIDGE NEUROSCIENCE, INC.

EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------


27.1 Financial Data Schedule for the interim year-to-date period ended June 30, 2000 (for electronic filing only)