Form 10-Q
period 2000-09-30
CAMBRIDGE NEUROSCIENCE INC
filed 2000-11-09
CIK 874384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended: SEPTEMBER 30, 2000      Commission File No. 0-19193



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



                             333 PROVIDENCE HIGHWAY
                                NORWOOD, MA 02062
                                -----------------
           (Address of principal executive offices including zip code)


                                  781-255-6700
                                  ------------
              (Registrant's telephone number, including area code)


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

At October 31, 2000, 18,149,889 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                          CAMBRIDGE NEUROSCIENCE, INC.

                                      INDEX


                                                                        PAGE
PART I - FINANCIAL INFORMATION                                         NUMBER
------------------------------                                         ------

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
        at September 30, 2000 and December 31, 1999                      3

     Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 2000 and 1999          4-5

     Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 2000 and 1999            6

     Notes to Condensed Consolidated Financial Statements                7-9

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9 - 12

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      13

PART II - OTHER INFORMATION
---------------------------

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES                                                               15

EXHIBIT INDEX                                                            16

                          CAMBRIDGE NEUROSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share par values)


                                                September 30,  December 31,
                                                    2000           1999
                                                -------------  ------------
ASSETS                                           (Unaudited)
Current Assets
    Cash and cash equivalents                     $   1,340      $   3,333
    Marketable securities                             5,994          6,489
    Receivables from collaboration agreements             8            171
    Prepaid expenses and other current assets           366            491
                                                  ---------      ---------
Total Current Assets                                  7,708         10,484

Equipment, Furniture and Fixtures, net                  481            285
                                                  ---------      ---------
Total Assets                                      $   8,189      $  10,769
                                                  =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses         $     823      $     753
                                                  ---------      ---------
Total Current Liabilities                               823            753

Stockholders' Equity
    Preferred stock, par value $.01, 10,000
      shares authorized; none issued                   --             --
    Common stock, par value $.001, 30,000
      shares authorized; 18,150 shares issued
      and outstanding at September 30, 2000;
      18,136 at December 31, 1999                        18             18
    Additional paid-in capital                      120,129        120,118
    Accumulated deficit                            (112,781)      (110,120)
                                                  ---------      ---------
Total Stockholders' Equity                            7,366         10,016
                                                  ---------      ---------
Total Liabilities and Stockholders' Equity        $   8,189      $  10,769
                                                  =========      =========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                               Three months ended September 30,
                                               --------------------------------
                                                     2000          1999
                                               --------------  ----------------
Revenues
     Research and development                      $    367      $    298

Operating expenses
     Research and development                           958         1,228
     General and administrative                         285           241
                                                   --------      --------
                                                      1,243         1,469
                                                   --------      --------
Loss from operations                                   (876)       (1,171)
Interest income                                         128           142
                                                   --------      --------
Net loss                                           $   (748)     $ (1,029)
                                                   ========      ========

Basic and diluted net loss per share               $  (0.04)     $  (0.06)
                                                   ========      ========
Shares used in computing basic and diluted net
 loss per share                                      18,150        18,136
                                                   ========      ========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                   2000                1999
                                                -----------         -----------
Revenues
     Research and development                     $  1,012          $  1,170

Operating expenses
     Research and development                        2,827             3,662
     General and administrative                      1,246               874
                                                  --------          --------
                                                     4,073             4,536
                                                  --------          --------
Loss from operations                                (3,061)           (3,366)
Interest income                                        400               448
                                                  --------          --------
Net loss                                          $ (2,661)         $ (2,918)
                                                  ========          ========

Basic and diluted net loss per share              $  (0.15)         $  (0.16)
                                                  ========          ========

Shares used in computing basic and diluted net
 loss per share                                     18,141            18,112
                                                  ========          ========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       2000           1999
                                                 --------------  ---------------
Operating Activities
 Net loss                                            $(2,661)       $(2,918)
 Items not requiring cash:
  Depreciation and amortization                          141            144
 Changes in operating assets and liabilities:
  Receivables from collaboration agreements              163          2,032
  Prepaid expenses and other current assets              125            290
  Accounts payable and accrued expenses                   70           (880)
  Research and development advances                       --           (250)
                                                     -------        -------
    Cash used for operating activities                (2,162)        (1,582)

  Investing Activities
  Purchases of marketable securities                  (4,345)        (5,536)
  Sales of marketable securities                       4,840          5,301
  Purchases of equipment, furniture and
   fixtures                                             (337)           (14)
                                                     -------        -------
    Cash provided by (used for) investing activities     158           (249)

 Financing Activities
  Sale of common stock                                    11             31
                                                     -------        -------
    Cash provided by financing activities                 11             31

Net decrease in Cash and Cash Equivalents             (1,993)        (1,800)

Cash and Cash Equivalents at beginning of period       3,333          4,863
                                                     -------        -------
Cash and Cash Equivalents at end of period           $ 1,340        $ 3,063
                                                     =======        =======


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CAMBRIDGE NEUROSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

2.   ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued additional interpretative guidance concerning the implementation of SAB 101. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company believes this interpretation will not have a significant effect on its financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. See also
Note 6.

3.   BASIC AND DILUTED NET LOSS PER SHARE

     Net loss per share is based on the weighted-average number of common shares outstanding during each of the periods presented. Common equivalent shares from stock options are excluded as their effect is antidilutive.

                          CAMBRIDGE NEUROSCIENCE, INC.

4.   RESEARCH AND DEVELOPMENT REVENUE

     Research and development revenue represents upfront licensing fees and funding by third parties pursuant to contractual agreements and government grants. Upfront licensing fees are recognized as revenue when all of the following have occurred: all rights, patents and technology have been delivered without contingency; all performance obligations of the Company relating to the exchange have been met; monies received or receivable are not refundable irrespective of future research results; and, the Company has no future performance or financial obligations with respect to such monies. Revenue received as research funding or from government grants is recorded over the periods that the research is conducted, based on the performance requirements of each of the contracts. Expenses relating to collaboration and license agreements and to the performance of government grants are recorded as research and development expenses.

     Cash received in advance of research and development revenue pursuant to the Company's research and development agreements is designated as research and development advances and is included in current liabilities.

5.   BUSINESS DEVELOPMENTS

     On May 22, 2000, the Company and CeNeS Pharmaceuticals plc, ("CeNeS") a Scottish corporation entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for among other things, the acquisition of the Company by CeNeS through a stock merger. The Merger Agreement provides for the merger of a wholly owned subsidiary of CeNeS into the Company (the Acquisition). Under the terms of the Merger Agreement, each Company shareholder will receive a number of shares of CeNeS ordinary shares equal to the exchange ratio for each share of Company common stock. The exact exchange ratio will be determined by dividing $2.25 by the average of the closing prices of a share of CeNeS stock on the London Stock Exchange for ten consecutive full trading days ending two trading days prior to the closing date (the CeNeS Price). In the event the CeNeS Price
(i) decreases below $.9586, then the exchange ratio shall remain fixed at 2.3472 or (ii) increases above $1.3915 then the exchange ratio will be fixed at 1.6170. The merger is expected to be completed in December 2000. The transaction is expected to be a tax-free exchange to the holders of the Company common stock. The transaction may be terminated by the Board of Directors of the Company if the CeNeS price is less than $.6182. The acquisition is subject to customary conditions, including but not limited to, the approval of CeNeS shareholders and Company shareholders. CeNeS has completed the United Kingdom Listing Authority filing requirements. In addition, CeNeS has filed a Registration Statement on Form F-4 in connection with the Acquisition. Once the Securities and Exchange Commission has declared that registration statement effective, the Company and CeNeS anticipate mailing proxy statements/prospectuses to shareholders of the Company and CeNeS anticipates mailing proxy statements to the CeNeS shareholders, in each case in November 2000. Shareholder meetings to approve the merger are anticipated to be in December 2000 for each of CeNeS and the Company.

6.   STOCK OPTIONS

     In conjunction with the merger agreement with CeNeS, the Company's Board of Directors voted to accelerate the vesting of all unvested Cambridge NeuroScience stock options as of the merger date. In accordance with FIN 44, this modification of the original terms of the awards will result in the

                          CAMBRIDGE NEUROSCIENCE, INC.


recognition of non-cash compensation expense of approximately $259,000, which the Company will record immediately prior to the merger.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

     Research and development revenues in the three months ended September 30, 2000 increased by $69,000 or 23% compared to the same period of 1999. Revenue in the third quarter of this year comprised research funding by Allergan, Inc. (Allergan) under a collaboration for glaucoma and revenue pursuant to a government grant. Revenue pursuant to the Allergan collaboration increased by $62,000 from last year's third quarter. This was the result of an increase in annual funding from $1.0 million per year, or $250,000 per quarter, for the twelve month period ended November 1999, to $1.25 million per year, or $313,000 per quarter, which is the funding rate for the twelve month period ending November 2000. Grant revenue totaled $55,000 in the third quarter of this year, and related to a phase I Small Business Innovation Research grant awarded by the National Institutes of Health in May 2000.

     Revenue in the third quarter of last year comprised $250,000 in Allergan research funding, and $48,000 in research funding from Bayer AG ("Bayer"), the Company's collaborator for Glial Growth Factor 2 ("GGF2"). The Bayer revenue represented reimbursement of the Company's costs under a research protocol covered by the agreement. Such reimbursement totaled $1.0 million, and was received in full as of December 31, 1999. As of that date, the Company had completed its performance obligations with respect to this collaboration (i.e. the research protocol), and will therefore receive no

                          CAMBRIDGE NEUROSCIENCE, INC.


further research funding from Bayer. The Company had no government grants in 1999.

Operating Expenses

     Total operating expenses in the three months ended September 30, 2000 decreased by $226,000 compared to the same period in 1999, a decrease of 15%. This was primarily due to lower research and development costs, by $270,000, partly offset by higher general and administrative expenses, by $44,000, as compared to the same period of last year. The decrease in research and development costs was primarily due to the absence of costs this quarter in the area of Alzheimer's disease. The Company concluded its research in Alzheimer's disease in December 1999. The Company had incurred $313,000 in Alzheimer's research costs in the third quarter of last year. The increase in general and administrative costs was primarily a result of merger-related professional fees.

Interest Income

     Interest income decreased by $14,000, or 10% for the quarter ended September 30, 2000, compared to the same period in 1999. This decrease was a result of the decrease in cash and marketable securities due to the use of cash for operating activities.

Net Loss Per Share

     For the quarter ended September 30, 2000, the Company's net loss was lower by $813,000 or $0.02 per share than in the same period last year. This difference was primarily the result of higher revenue and lower expenses, both as described earlier.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

     In the nine months ended September 30, 2000, the Company's research and development revenues decreased by $158,000 as compared to the same period in 1999, a decrease of 14%. This decrease was primarily due to the absence of Bayer revenue in 2000, partly offset by higher Allergan revenue and grant revenue. Bayer revenue for the first nine months of last year totaled $420,000. Allergan revenue increased by $187,000 as compared to the same period last year. Grant revenue pursuant to a Small Business Innovation Research grant totaled $75,000 for the first nine months of 2000. The Company had no grant revenue in 1999.

Operating Expenses

     The Company's total operating expenses decreased by $463,000, or 10% as compared to the same period of last year. Research and development expenses decreased by $835,000 or 23%, partly offset by an increase of $372,000 in general and administrative expenses or 43% as compared to the same period of last year. The decrease in research and development expenses was primarily the result of the Company having concluded its Alzheimer's disease research program at the end of 1999. Such research expenses totaled $938,000 during the first nine months of last year. Partly offsetting this decrease was an increase in salary costs due to increased research staffing in 2000. The increase in general and administrative expenses was attributable primarily to merger-related professional fees and travel.

                          CAMBRIDGE NEUROSCIENCE, INC.



Interest Income

     Interest income decreased by $48,000, or 11%, compared to the same period in 1999. This decrease was the result of a decrease in cash and marketable securities due to the use of cash for operating activities.

Net Loss Per Share

     The Company's net loss and net loss per share for the period were lower by $257,000 or $0.01 per share as compared to the same period of last year. This difference was primarily the result of lower expenses partly offset by lower revenues, both as described earlier.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had cash, cash equivalents and marketable securities of $7.3 million, compared to $9.8 million at December 31, 1999, a decrease of $2.5 million. The decrease was primarily due to the use of cash for operating activities and for capital improvements to the Company's lab and office facility in Norwood, MA.

     In December 1998, the Company and Bayer entered into an agreement whereby Bayer licensed the Company's rights to GGF2, initially for the treatment of multiple sclerosis. In exchange, the Company received an upfront license fee of $1.0 million, and during 1999 received $1.0 million for reimbursement of research costs under a research protocol covered by the agreement.

     Under terms of the collaboration, Bayer is responsible for the cost of research, development and manufacturing for GGF2. In addition, Bayer performs all such activities, with the exception of certain initial research studies, which were conducted by the Company and were subject to reimbursement by Bayer. These initial studies were completed by the Company as of December 31, 1999, and as of that date, the Company had received all potential reimbursements, totaling $1.0 million, for such studies. As of December 31, 1999, the Company had no further responsibility to conduct research studies, and therefore will receive no further research reimbursement from Bayer.

     The Company may receive up to $24.0 million in milestone payments from Bayer, however, there can be no assurance as to when or if Bayer will achieve any of the milestones. Bayer may terminate this agreement at any time upon 120 days' written notice.

     As discussed in the Company's 1999 Form 10-K filed on March 17, 2000 and Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000 filed on May 12, 2000 and August 14, 2000, respectively, Bayer is in the process of evaluating data from studies it completed in the first quarter of 2000. Based on results of these studies, Bayer has indicated it is undertaking a comprehensive review of all available options for further development of GGF2 before finalizing a decision on further development. No assurance can be given that there will not be a substantial delay in the development of GGF2 or that Bayer will continue the development of GGF2.

                          CAMBRIDGE NEUROSCIENCE, INC.


     Pursuant to a collaborative agreement with Allergan signed in 1996, the Company received a total of $3.0 million in research funding, $1.0 million per year, through November 1999. In December 1999, the research collaboration was renewed for a one-year period through November 2000. Funding for this additional 12-month period is at the rate of $1.25 million. Through September 30, 2000, the Company had received $1.1 million of this $1.25 million, and expects to receive the remaining $150,000 in the fourth quarter of 2000. Under this agreement, Allergan is responsible for the development of potential products and will bear all associated costs. The collaboration also provides that the Company may receive up to an additional $18.5 million upon Allergan's achievement of certain milestones. However, there can be no assurance as to when or if these milestones will be achieved. Allergan may terminate this agreement upon six months prior written notice.

     In December 1999, the Company completed its funding obligations with respect to research in the area of Alzheimer's disease. Such research was being conducted by The Gladstone Institutes under a collaboration agreement signed in 1996. Pursuant to this collaboration, Gladstone conducted a research program over a three-year period for which the Company provided $1.25 million in funding per year.

     In May 2000, the Company signed a definitive merger agreement with CeNeS Pharmaceuticals PLC, a Scottish company, whereby the Company will become a wholly-owned subsidiary of CeNeS. Completion of the merger is subject to approval of the shareholders of the Company and CeNeS, and other customary conditions. The merger is expected to be completed in December 2000. CeNeS has completed the United Kingdom Listing Authority filing requirements. In addition, CeNeS has filed a Registration Statement on Form F-4 in connection with the Acquisition. Once the Securities and Exchange Commission has declared that registration statement effective, the Company and CeNeS anticipate mailing proxy statements/prospectuses to shareholders of the Company and CeNeS anticipates mailing proxy statements to the CeNeS shareholders, in each case in November 2000. Shareholder meetings to approve the merger are anticipated to be in December 2000 for each of CeNeS and the Company. As of September 30, 2000, the Company has incurred approximately $500,000 in professional fees relating to the merger, and anticipates incurring an additional $300,000 in fees to complete the merger.

     In conjunction with the merger agreement with CeNeS, the Company's Board of Directors voted to accelerate the vesting of all unvested Cambridge NeuroScience stock options as of the merger date. In accordance with FIN 44, this modification of the original terms of the awards will result in the recognition of non-cash compensation expense of approximately $259,000, which the Company will record immediately prior to the merger.

     In the fourth quarter of 2000, the Company will begin a phase II clinical trial of CNS 5161, which is being developed for the treatment of neuropathic pain. Approximately 40 patients will be enrolled in this trial over a six-month period. The patient population for this study will be composed of patients who suffer from chronic neuropathic pain who do not respond to conventional treatment. The Company will incur approximately $500,000 to conduct this trial.

     The Company believes that its cash, cash equivalents and marketable securities, totaling $7.3 million as of September 30, 2000, will be sufficient to maintain operations through 2001.

                          CAMBRIDGE NEUROSCIENCE, INC.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by Item 3 is not provided as the disclosure requirements are not applicable to the Company pursuant to Item 305(e) of Regulation S-K.

                          CAMBRIDGE NEUROSCIENCE, INC.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 2000 (for electronic filing only)

        (b) Reports on Form 8-K

        None

                          CAMBRIDGE NEUROSCIENCE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE NEUROSCIENCE, INC.


Date November 9, 2000                     /s/ Robert N. McBurney
---------------------                     -----------------------------------
                                          Robert N. McBurney
                                          President and Chief Executive Officer
                                          (Principal Executive Officer;
                                          Acting Principal Financial Officer)

Date November 9, 2000                     /s/ Glenn A. Shane
---------------------                     -----------------------------------
                                          Glenn A. Shane
                                          (Principal Accounting Officer)

                          CAMBRIDGE NEUROSCIENCE, INC.


EXHIBIT INDEX

Exhibit
Number         Description

27.1 Financial Data Schedule for the interim year-to-date period ended September 30, 2000 (for electronic filing only)